Form 10-Q
period 1996-06-30
COASTAL BANCORP INC/TX/
filed 1996-08-12
CIK 919805

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


          [   X   ]      Quarterly  Report  Under  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  JUNE  30,  1996

          [        ]     Transition Report Pursuant to Section 13 or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Transition  Period  from  _________  to  _________

                      Commission File Number:  0-24526

                           COASTAL BANCORP, INC.
            (Exact name of Registrant as specified in its charter)


             Texas                              76-0428727
(State  or  other  jurisdiction  of          (I.R.S.  Employer
incorporation  or  organization)          Identification  No.)

                         8 Greenway Plaza, Suite 1500
                              Houston, Texas 77046
                   (Address of principal executive office)

                                 (713) 623-2600
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES     X NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      COMMON STOCK ISSUED AND OUTSTANDING: 4,962,344 AS OF JUNE 30, 1996

                            COASTAL BANCORP, INC.

                              Table of Contents



PART  I.          FINANCIAL  INFORMATION





Item 1  Financial Statements
        Consolidated Statements of Financial Condition at June 30, 1996 (unaudited) and December 31, 1995          1

        Consolidated Statements of Income for the Six-Month Periods Ended June 30, 1996 and 1995
                                                                                                     (unaudited)   2

        Consolidated Statements of Income for the Three-Month Periods Ended June 30, 1996 and 1995
                                                                                                     (unaudited)   3

        Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 1996 and 1995 (unaudited)
                                                                                                                   4

        Notes to Consolidated Financial Statements                                                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations                     15







PART  II.          OTHER  INFORMATION





Item 1  Legal Proceedings                                      20
Item 2  Changes in Securities                                  20
Item 3  Default upon Senior Securities                         20
Item 4  Submission of Matters to a Vote of Securities Holders  20
Item 5  Other Information                                      20
Item 6  Exhibits and Reports on Form 8-K                       20




SIGNATURES

ITEM  1.          FINANCIAL  STATEMENTS



                           COASTAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   June 30,    December 31,
                                                                     1996          1995
                                                                 ------------  -------------
ASSETS                                                                  (Unaudited)
- ---------------------------------------------------------------

Cash and amounts due from depository institutions                $     17,934  $       9,870
Certificates and time deposits                                             --            174
                                                                 ------------  -------------

 Cash and cash equivalents                                             17,934         10,044
Loans receivable (note 4)                                           1,130,380      1,098,555
Mortgage-backed securities held-to-maturity (note 3)                1,371,235      1,395,753
Mortgage-backed securities available-for-sale, at market value        182,922        186,414
U.S. Treasury security available-for-sale, at market value                 11          3,997
Mortgage loans held for sale                                            1,961            731
Accrued interest receivable                                            14,526         15,538
Property and equipment                                                 14,074         13,439
Stock in the Federal Home Loan Bank of Dallas (FHLB)                   25,220         21,759
Goodwill                                                               16,411         17,972
Purchased loan servicing rights                                         7,326          8,140
Capitalized excess servicing fees                                         156            183
Prepaid expenses and other assets                                      14,412         14,003
                                                                 ------------  -------------
                                                                 $  2,796,568  $   2,786,528
                                                                 ============  =============




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY



Liabilities:
 Savings deposits (note 5)                                     $1,278,985   $1,287,084
 Advances from the FHLB (note 6)                                  433,896      312,186
 Securities sold under agreements to repurchase (note 6)          883,793      993,832
 Senior notes payable (note 7)                                     50,000       50,000
 Advances from borrowers for taxes and insurance                   11,069        6,510
 Other liabilities and accrued expenses                            14,984       16,487
                                                               -----------  -----------
   Total liabilities                                            2,672,727    2,666,099
                                                               -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb             28,750       28,750

Commitments and contingencies (notes 4, 9 and 12)

Stockholders' equity (notes 2 and 10):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                    --           --
 Common stock, $.01 par value; authorized shares 30,000,000;
   4,962,344 and 4,957,870 shares issued and outstanding in
   1996 and 1995                                                       50           50
 Additional paid-in capital                                        32,543       32,492
 Retained earnings                                                 64,443       59,631
 Unrealized gain (loss) on securities available-for-sale           (1,945)        (494)
                                                               -----------  -----------
   Total stockholders' equity                                      95,091       91,679
                                                               -----------  -----------
                                                               $2,796,568   $2,786,528
                                                               ===========  ===========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ------------------------
                                                                                    1996          1995
                                                                             ------------------  -------
                                                                                (Unaudited)

Interest income:
 Mortgage-backed securities                                                  $          48,310   $50,685
 Loans receivable                                                                       46,865    27,928
 Investment securities, certificates, time deposits and other investments                  706       776
                                                                             ------------------  -------
                                                                                        95,881    79,389
                                                                             ------------------  -------

Interest expense:
 Savings deposits                                                                       29,767    27,016
 Other borrowed money                                                                   26,717    21,272
 Senior notes payable                                                                    2,500        --
 Advances from the FHLB:
   Short-term                                                                            2,945       522
   Long-term                                                                             6,680    10,929
                                                                             ------------------  -------
                                                                                        68,609    59,739
                                                                             ------------------  -------

   Net interest income                                                                  27,272    19,650
Provision for loan losses (note 4)                                                       1,025       730
                                                                             ------------------  -------
   Net interest income after provision for loan losses                                  26,247    18,920
                                                                             ------------------  -------

Noninterest income:
 Loan fees and service charges                                                           2,463     1,584
 Loan servicing income                                                                   1,566     1,813
 Gain on sale of branch office                                                             521        --
 Gain(loss) on sales of mortgage-backed securities available-for-sale, net                  (4)       --
 Other                                                                                     246       195
                                                                             ------------------  -------
                                                                                         4,792     3,592
                                                                             ------------------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                          8,106     5,698
 Office occupancy                                                                        2,836     2,120
 Insurance premiums                                                                      1,477     1,554
 Amortization of purchased loan servicing rights                                           814       691
 Data processing                                                                         1,294       861
 Amortization of goodwill                                                                  897       578
 Real estate owned                                                                         386       180
 Other                                                                                   4,041     2,893
                                                                             ------------------  -------
                                                                                        19,851    14,575
                                                                             ------------------  -------

       Income before provision for Federal income taxes                                 11,188     7,937

Provision for Federal income taxes                                                       4,090     2,985
                                                                             ------------------  -------
     Net income before preferred stock dividends                                         7,098     4,952

Preferred stock dividends of Coastal Banc ssb                                            1,294     1,294
                                                                             ------------------  -------
     Net income after preferred stock dividends                              $           5,804   $ 3,658
                                                                             ==================  =======

Net earnings per share (note 9)                                              $            1.16   $  0.73
                                                                             ==================  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                             Three Months Ended
                                                                                  June 30,
                                                                            --------------------------
                                                                                    1996           1995
                                                                            --------------------  -------
                                                                                (Unaudited)


Interest income:
 Mortgage-backed securities                                                 $             23,813  $25,953
 Loans receivable                                                                         23,621   14,862
 Investment securities, certificates, time deposits and other investments                    329      377
                                                                            --------------------  -------
                                                                                          47,763   41,192
                                                                            --------------------  -------

Interest expense:
 Savings deposits                                                                         14,685   14,245
 Other borrowed money                                                                     12,834   11,122
 Senior notes payable                                                                      1,250       --
 Advances from the FHLB:
   Short-term                                                                              1,712      257
   Long-term                                                                               3,421    5,396
                                                                            --------------------  -------
                                                                                          33,902   31,020
                                                                            --------------------  -------

   Net interest income                                                                    13,861   10,172
Provision for loan losses (note 4)                                                           450      468
                                                                            --------------------  -------
   Net interest income after provision for loan losses                                    13,411    9,704
                                                                            --------------------  -------

Noninterest income:
 Loan fees and service charges                                                             1,232      785
 Loan servicing income                                                                       763      881
 Gain on sale of branch office                                                               521       --
 Other                                                                                       135       72
                                                                            --------------------  -------
                                                                                           2,651    1,738
                                                                            --------------------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                            4,219    2,884
 Office occupancy                                                                          1,419    1,086
 Insurance premiums                                                                          731      780
 Amortization of purchased loan servicing rights                                             404      368
 Data processing                                                                             696      432
 Amortization of goodwill                                                                    449      290
 Real estate owned                                                                           133      101
 Other                                                                                     2,250    1,550
                                                                            --------------------  -------
                                                                                          10,301    7,491
                                                                            --------------------  -------

       Income before provision for Federal income taxes                                    5,761    3,951

Provision for Federal income taxes                                                         2,103    1,429
                                                                            --------------------  -------
     Net income before preferred stock dividends                                           3,658    2,522

Preferred stock dividends of Coastal Banc ssb                                                647      647
                                                                            --------------------  -------
     Net income after preferred stock dividends                             $              3,011  $ 1,875
                                                                            ====================  =======

Net earnings per share (note 9)                                             $               0.60  $  0.37
                                                                            ====================  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)




                                                                          Six Months Ended
                                                                              June 30,
                                                                         --------------------------
                                                                                1996            1995
                                                                         ------------------  ----------
                                                                            (Unaudited)


Cash flows from operating activities:
 Net income                                                              $           7,098   $   4,952
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization of property and equipment,
   purchased loans servicing rights, capitalized excess servicing fees
   and prepaid expenses and other assets                                             2,796       2,192
 Net premium amortization (discount accretion)                                         719        (428)
 Provision for loan losses                                                           1,025         730
 Amortization of goodwill                                                              897         578
 Originations and purchases of mortgage loans held for sale                        (12,784)     (2,157)
 Sales of mortgage loans held for sale                                              11,547       1,696
 Loss on sales of mortgage-backed securities available-for-sale                          4          --
 Gain on sale of branch office                                                        (521)         --
 Decrease (increase) in:
   Accrued interest receivable                                                       1,008      (2,521)
   Other, net                                                                          818       4,058
 Stock dividends from the FHLB                                                        (537)       (643)
                                                                         ------------------  ----------

   Net cash provided by operating activities                                        12,070       8,457
                                                                         ------------------  ----------

Cash flows from investing activities:
 Purchases of mortgage-backed securities                                                --      (1,598)
 Purchase of U.S. Treasury security available-for-sale                                 (11)         --
 Principal repayments on mortgage-backed securities                                 24,071      11,687
 Principal repayments on mortgage-backed securities
   available-for-sale                                                                  395          --
 Proceeds from maturity of U.S. Treasury security available-for-sale                 4,000          --
 Proceeds from sales of mortgage-backed securities available-for-sale                  860          --
 Purchases of loans receivable                                                     (43,344)   (173,465)
 Net (increase) decrease in loans receivable                                         7,766     (20,882)
 Net purchases of property and equipment                                            (2,056)     (1,941)
 Purchase of FHLB stock                                                             (7,924)         --
 Proceeds from sales of FHLB stock                                                   5,000         563
 Sale of branch office                                                             (13,622)         --
                                                                         ------------------  ----------

   Net cash used by investing activities                                           (24,865)   (185,636)
                                                                         ------------------  ----------


                    COASTAL BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (IN THOUSANDS)




                                                                        Six Months Ended
                                                                            June 30,
                                                                       ----------------------------
                                                                              1996             1995
                                                                       ------------------  ------------
                                                                          (Unaudited)


Cash flows from financing activities:
 Net increase in savings deposits                                      $           6,690   $    32,755
 Advances from the FHLB                                                        1,587,709       109,924
 Principal payments on advances from the FHLB                                 (1,465,999)     (133,759)
 Securities sold under agreements to repurchase                                4,769,934     5,036,455
 Purchases of securities sold under agreements to repurchase                  (4,879,973)   (4,916,291)
 Proceeds from issuance of senior notes payable, net                                  --        47,635
 Exercise of stock options for purchase of common stock, net                          51            32
 Net increase in advances from borrowers for taxes and insurance                   4,559         4,872
 Dividends paid                                                                   (2,286)       (2,086)
                                                                       ------------------  ------------
   Net cash provided by financing activities                                      20,685       179,537
                                                                       ------------------  ------------

   Net increase in cash and cash equivalents                                       7,890         2,358
 Cash and cash equivalents at beginning of period                                 10,044         6,388
                                                                       ------------------  ------------
 Cash and cash equivalents at end of period                            $          17,934   $     8,746
                                                                       ==================  ============

 Supplemental schedule of cash flows--interest paid                    $          71,242   $    59,999
                                                                       ==================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $           2,366   $     1,187
                                                                       ==================  ============

   In connection with the sale of the branch office in 1996, Coastal recorded the following reductions of assets and liabilities:
     Savings deposits sold                                             $          14,850   $        --
     Accrued interest payable sold                                                    65            --
     Loans receivable sold                                                           155            --
     Property and equipment sold                                                     438            --
     Reduction of goodwill                                                           179            --
                                                                       ==================  ============



                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)          BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

(2)          PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc ssb and subsidiaries (collectively, Coastal). Coastal Banc ssb's subsidiaries include CoastalBanc Financial Corp., CoastalBanc Investment Corporation, CBS Builders, Inc., CBS Mortgage Corp., and CBS Asset Corp. (collectively with Coastal Banc ssb, the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)          MORTGAGE-BACKED  SECURITIES  HELD-TO-MATURITY

     Mortgage-backed securities held-to-maturity at June 30, 1996 (unaudited) are as follows (dollars in thousands):




                                          Gross        Gross
                           Amortized   Unrealized    Unrealized     Market
                             Cost         Gains        Losses        Value
                          -----------  -----------  ------------  -----------

REMICS - Agency           $   945,066  $     3,053  $   (20,038)  $   928,081
REMICS - Non-agency           284,535          844      (13,209)      272,170
FNMA certificates              83,143                    (1,605)       81,538
GNMA certificates              36,439           22          (52)       36,409
Non-agency securities          22,005          257          (88)       22,174
Interest-only securities           47                        (7)           40
                          -----------  -----------  -----------   -----------
                          $ 1,371,235  $     4,176  $   (34,999)  $ 1,340,412
                          ===========  ===========  ============  ===========



     Mortgage-backed securities held-to-maturity at December 31, 1995 are as follows (dollars in thousands):




                                          Gross        Gross
                           Amortized   Unrealized    Unrealized     Market
                             Cost         Gains        Losses        Value
                          -----------  -----------  ------------  -----------

REMICS - Agency           $   948,027  $     4,298  $   (13,430)  $   938,895
REMICS - Non-agency           291,124        1,039       (6,641)      285,522
FNMA certificates              92,977           44         (232)       92,789
GNMA certificates              39,520          618                     40,138
Non-agency securities          24,049          300          (93)       24,256
Interest-only securities           56                        (6)           50
                          -----------  -----------  -----------   -----------
                          $ 1,395,753  $     6,299  $   (20,402)  $ 1,381,650
                          ===========  ===========  ============  ===========




(4)          LOANS  RECEIVABLE

     Loans receivable at June 30, 1996 and December 31, 1995 are as follows (dollars in thousands):




                                                                        June 30, 1996    December 31, 1995
                                                                       ---------------  -------------------
                                                                       (Unaudited)

Real estate mortgage loans:
 First-lien mortgage, primarily residential                            $      707,730   $          742,880
 Multifamily                                                                  114,103               95,297
 Residential construction                                                      59,819               33,935
 Acquisition and development                                                   16,085               15,517
 Commercial                                                                   133,310              122,622
 Commercial construction                                                        4,604                   --
Commercial loans, secured by residential mortgage loans held for sale          64,724               48,822
Commercial loans, secured by purchased loan servicing rights                   27,248               21,548
Commercial, financial and industrial                                           16,924               19,860
Loans secured by savings deposits                                               7,572                8,292
Consumer and other loans                                                       12,658               10,316
                                                                       ---------------  -------------------
                                                                            1,164,777            1,119,089

Less loans in process                                                         (24,971)             (11,526)
Less allowance for loan losses                                                 (6,343)              (5,703)
Less unearned loan fees                                                        (2,096)              (1,939)
Less discount to record loans at fair value, net                                 (987)              (1,366)
                                                                       ---------------  -------------------

                                                                       $    1,130,380   $        1,098,555
                                                                       ===============  ===================

Weighted average yield                                                           8.22%                8.52%
                                                                       ===============  ===================




     At June 30, 1996, Coastal had outstanding commitments to originate or purchase $72.7 million of real estate mortgage and other loans and had commitments under lines of credit to originate construction and other commercial loans of approximately $93.0 million. In addition, at June 30, 1996, Coastal had letters of credit of $2.0 million outstanding. Management anticipates the funding of these commitments through normal operations.

     At June 30, 1996, the carrying value of loans that are considered to be impaired totaled approximately $623,000 (all of which are on nonaccrual) and the related allowance for loan losses on those impaired loans totaled $330,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was $939,000. There were no loans considered impaired during the six months ended June 30, 1995.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 1996 and 1995 is as follows (in thousands):




                                   Six months ended June 30,
                                  ---------------------------
                                             1996               1995
                                  ---------------------------  -------
                                          (Unaudited)

Balance, beginning of period      $                    5,703   $2,158
Provision for loan losses                              1,025      730
Charge-offs, net of recoveries                          (385)    (168)
Acquisition allowance adjustment                          --    1,043
                                  ---------------------------  -------

Balance, end of period            $                    6,343   $3,763
                                  ===========================  =======



     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $831.4 million and $900.7 million at June 30, 1996 and December 31, 1995, respectively.

     Coastal adopted the Financial Accounting Standards Board's Statement 122, "Accounting for Mortgage Servicing Rights -- an amendment of FASB Statement No. 65" (Statement 122) effective January 1, 1996. Statement 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under Statement 122, if Coastal sells or securitizes loans and retains the mortgage servicing rights, Coastal is required to allocate a portion of the cost of the mortgage loans to the mortgage  servicing  rights  and  recognize  the  cost allocated as a separate asset. The adoption of Statement 122 had no material impact on Coastal's consolidated financial statements for the six months ended June 30, 1996.

(5)          SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at June 30, 1996 and December 31, 1995 are summarized as follows (dollars in thousands):




                                       Stated Rate      June 30, 1996   December 31, 1995
                                     ----------------  ---------------  -------------------
                                                         (Unaudited)


Noninterest-bearing checking                    0.00%  $       88,847   $           81,207
NOW accounts                           1.50  -  2.00           48,459               47,476
Savings accounts                       2.28  -  2.75           20,863               22,374
Money market demand accounts           2.90  -  4.65          156,210              165,214
                                                       ---------------  -------------------

                                                              314,379              316,271
                                                       ---------------  -------------------

Certificate accounts                   2.00  -  2.99           19,250               10,915
                                       3.00  -  3.99            1,265                3,472
                                       4.00  -  4.99           91,182              108,845
                                       5.00  -  5.99          715,291              613,098
                                       6.00  -  6.99          123,016              214,534
                                       7.00  -  7.99            9,066                8,776
                                       8.00  -  8.99            4,077                4,893
                                       9.00  -  9.99            1,416                1,620
                                     10.00  -  10.99              275                1,297
                                     11.00  -  11.99               16                3,718
                                                       ---------------  -------------------
                                                              964,854              971,168
                                                       ---------------  -------------------
Discount to record savings deposits
at fair value, net                                               (248)                (355)
                                                       ---------------  -------------------

                                                       $    1,278,985   $        1,287,084
                                                       ===============  ===================

Weighted average rate                                            4.60%                4.82%
                                                       ===============  ===================



     The scheduled maturities of certificate accounts outstanding at June 30, 1996 were as follows (dollars in thousands):




                   June 30, 1996
                  ---------------
                    (Unaudited)

 0 to 12 months   $       753,239
 12 to 24 months          142,916
 24 to 36 months           38,726
 36 to 48 months           24,467
 48 to 60 months            5,284
 Over 60 months               222
                  ---------------
                  $       964,854
                  ===============

(6)          SECURITIES  SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at June 30, 1996 and December 31, 1995 were 5.36% and 5.78%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 5.13% to 5.40% at June 30, 1996.

     (b) The weighted average interest rate on advances from the FHLB at June 30, 1996 and December 31, 1995 were 5.56% and 5.88%, respectively. Advances and related interest rates and maturities at June 30, 1996 and December 31, 1995 are summarized as follows (dollars in thousands):




Maturity  Interest rates    June 30, 1996   December 31, 1995
- --------  ---------------  ---------------  ------------------
                           (Unaudited)

1996       4.23  -  8.71%  $       186,261  $          225,445
1997       4.93  -  8.31            27,113              24,293
1998      5.25   -  6.96            19,749              16,221
1999       4.95  -  8.11           171,089              19,916
2000       5.57  -  7.76             8,469               8,614
2001       5.71  -  6.46             8,948               9,025
2004                6.52             3,366               3,526
2006                6.91             3,192                  --
2007                7.94               270                 270
2009                8.25             4,780               4,876
2011                7.24               659                  --
                           ---------------  ------------------

                           $       433,896  $          312,186
                           ===============  ==================



     FHLB advances are secured by certain first-lien mortgage loans and mortgage-backed securities.

(7)          SENIOR  NOTES  PAYABLE

     On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes are redeemable at Coastal's option, in whole or in part, on or after June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes is payable quarterly.

(8)          FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK

     Coastal is a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments include interest rate swap agreements  and  interest  rate  cap  agreements.

     Coastal is a party to interest rate swap and interest rate cap agreements in order to reduce its exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At June 30, 1996, Coastal had interest rate swap and cap agreements  totaling  $75.7  million  and  $427.2  million,  respectively.

     The terms of the interest rate swap agreements outstanding at June 30, 1996 (unaudited) and December 31, 1995 are summarized as follows (dollars in thousands):




                                                       Floating Rate    Fair Value at
                       Notional      LIBOR     Fixed         at         End of Period
Maturity                Amount       Index      Rate   End of Period     gain (loss)
- ---------------------  ---------  -----------  ------  --------------  ---------------

At June 30, 1996:
1996                   $   7,300  Three-month  6.130%          5.488%  $           (6)
                           2,750  Six-month    5.630           5.711               --
1997                       5,000  One-month    4.990           5.484               52
                           6,000  Three-month  6.493           5.488              (24)
1998                       4,400  Three-month  6.709           5.488              (28)
1999                      14,600  Three-month  6.926           5.488             (153)
2000                       4,800  Three-month  6.170           5.598               87
                           2,730  Three-month  6.000           5.570               63
2005                      28,077  Three-month  6.500           5.500            1,066
                       ---------                                       ---------------
                       $  75,657                                       $        1,057
                       =========                                       ===============

At December 31, 1995:
1996                   $   7,300  Three-month  6.130%          5.875%  $          (46)
                           2,750  Six-month    5.630           5.676               (7)
1997                       5,000  One-month    4.990           5.938               26
                           6,000  Three-month  6.493           5.875             (124)
1998                       4,400  Three-month  6.709           5.875             (150)
1999                      14,600  Three-month  6.926           5.875             (696)
2000                       4,800  Three-month  6.170           5.813             (104)
                           2,800  Three-month  6.000           5.938              (40)
2005                      28,077  Three-month  6.500           5.938           (1,106)
                       ---------                                       ---------------
                       $  75,727                                       $       (2,247)
                       =========                                       ===============


     The agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average receive rate on all of the interest rate swap agreements was approximately 5.50% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.31% for the six months ended June 30, 1996. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense" in the accompanying consolidated statements of
operations.    The  net  interest  expense  related  to  these  agreements was approximately $309,000 for the six months ended June 30, 1996 and the net interest income was approximately $37,000 for the six months ended June 30,
1995. Coastal had pledged approximately $6.2 million of mortgage-backed securities to secure interest rate swap agreements at June 30, 1996.

     Coastal has interest rate cap agreements with various counterparties. The agreements provide for the counterparties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 4.5% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were
actually  borrowed  or  are  to  be  repaid.    The
purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $1.7 million and $2.5 million at June 30, 1996 and December 31, 1995, respectively, with the estimated fair value of the agreements being $2.0 million and $1.6 million at June 30, 1996 and December 31, 1995, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of operations. The net decrease in interest income related to the interest rate cap agreements was approximately $283,000 for the six months ended June 30, 1996 and the net increase in interest income was approximately $501,000 for the six months ended June 30, 1995.

     Interest rate cap agreements outstanding at June 30, 1996 expire as follows (dollars in thousands):




Year of      Strike rate   Notional
expiration      range       amount
- ----------  -------------  ---------

1996        4.5  -  11.0%  $  63,625
1997         5.0  -  9.0     195,650
1998        5.0  -  12.5     142,400
1999        6.0  -  11.0      22,542
2000                 9.5       3,000
                           ---------
                           $ 427,217
                           =========



     Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market the portfolio to expected market level changes in an instantaneous shock of plus and minus 200 basis points on a monthly basis and 300 basis points on a quarterly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, including off-balance sheet items, as well as potential changes in net interest income.

     The fluctuation in the market value, however, has no effect on the level of earnings of Coastal because the securities are categorized as "held-to-maturity" or "available-for-sale".

     Coastal  is  exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap and controls this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(9)          NET  EARNINGS  PER  SHARE

     Net earnings per share is calculated by dividing net income after preferred stock dividends by the weighted average number of common shares and common stock equivalents. Stock options outstanding are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares used in the computation of earnings per share are 5,022,070 and 4,984,932 for the three months ended June 30, 1996 and 1995, respectively (unaudited) and 5,016,086 and 4,984,745 for the six months ended June 30, 1996 and 1995, respectively (unaudited).


(10)          STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At June 30, 1996, the Bank's regulatory capital (unaudited) in relation to its current existing regulatory capital requirements are as follows (dollars in thousands):




                       Actual             Requirement              Excess
                      --------            ------------            --------
Capital Requirement    Dollar   Percent      Dollar     Percent    Dollar   Percent
- --------------------  --------  --------  ------------  --------  --------  --------

Tier 1 (Core)         $152,590     5.49%  $    111,102     4.00%  $ 41,488     1.49%
Tier 1 risk-based      152,590    12.42         49,130     4.00    103,460     8.42
Total risk-based       158,933    12.94         98,261     8.00     60,672     4.94



     At June 30, 1996, the Bank, according to certain capital requirements outlined by the FDIC was categorized as "well capitalized".

(11)          SALE  OF  SAN  ANGELO  BRANCH

     On May 24, 1996, Coastal consummated the sale of its San Angelo location, which had approximately $14.9 million in deposits, to First State Bank, N.A., a subsidiary of Independent Bankshares, Inc., headquartered in Abilene, Texas.
 As a result of this sale, Coastal recorded a $521,000 gain before applicable income taxes. Coastal acquired this location in the 1994 acquisition of Texas Trust Savings Bank, FSB.

(12)          PENDING  BRANCH  SWAP

     On May 8, 1996, Coastal announced the execution of definitive agreements with Compass Bank to exchange certain branch locations. Coastal will sell its three San Antonio branches having deposits of approximately $58.0 million to Compass Bank and will purchase the Compass Bay City Branch having deposits of approximately $86.0 million.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial  Condition

     Total assets increased 0.36% or $10.0 million from December 31, 1995 to June 30, 1996. The net increase resulted primarily from the increase in loans receivable of $31.8 million and an increase in amounts due from depository institutions of $7.9 million, offset by a decrease in mortgage-backed securities held-to-maturity of $24.5 million due to principal repayments received. The increase in loans receivable from December 31, 1995 to June 30, 1996 consisted primarily of increases of approximately $18.8 million, $15.9 million and $9.8 million in multifamily mortgage loans, commercial loans secured by residential mortgage loans held for sale and residential construction loans (net of loans in process), respectively, offset by an approximate $35.2 million decrease in first-lien residential mortgage loans due to principal payments received.

     Savings deposits decreased slightly by 0.63% or $8.1 million from December 31, 1995 to June 30, 1996, primarily due to the sale of the San Angelo branch with deposits of approximately $14.9 million at May 24, 1996. Advances from the FHLB increased by $121.7 million or 39.0% and securities sold under agreements to repurchase decreased 11.1% or $110.0 million from December 31, 1995 to June 30, 1996. The reallocation of borrowings during such period was directly attributable to more favorable interest rates. The net increase in advances from the FHLB together with securities sold under agreements to repurchase was used to fund the increase in the loans receivable portfolio. Stockholders' equity increased 3.72% or $3.4 million from December 31, 1995 to June 30, 1996 due to net income offset by dividends declared.

Results  of  Operations  for  the  Six  Months  Ended June 30, 1996 and 1995

     General

     For the six months ended June 30, 1996, net income before preferred stock dividends increased 43.3% to $7.1 million from $5.0 million for the six months ended June 30, 1995. Net interest income increased $7.6 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of increased interest income of $16.5 million which was partially offset by increased interest expense of $8.9 million. Noninterest income increased during such period by $1.2 million primarily as a result of increased loan fees and service charges of $879,000 and the $521,000 gain on the sale of a branch office, partially offset by a decrease in loan servicing income of $247,000. Noninterest expense increased by $5.3 million primarily due to increased operating expenses as a result of the Texas Capital Bancshares, Inc. (Texas Capital) acquisition on November 1, 1995. The increased noninterest expense was also due to the May 1996 data processing conversion, the June 1996 conversion of the five Texas Capital locations to the new data processing system and to overall expenses related to the expansion of the product base being offered by Coastal to its customers, including the continuing development of commercial business lending programs. Coastal engaged in the data processing system conversion to a PC based client server technology throughout its branch network to enable the branch offices to offer a more expanded product base (including loan and deposit products) to its customers and to automate and upgrade the work flow in the customer contact areas, allowing branch office employees a better opportunity to serve their customers. The approximate cost during the period related to the data processing conversion was $226,000. These costs are expected to continue into the third quarter of 1996. The increased noninterest expense related to the expansion of the product base and the continuing development of the commercial business lending programs has primarily been staffing related and should continue for the remainder of the year.

     Interest  Income

     Interest income for the six months ended June 30, 1996 increased $16.5 million or 20.77% from the six months ended June 30, 1995. The increase was primarily due to an increase of $18.9 million in interest earned on loans receivable over the prior comparable period. The increase in interest income on loans receivable was due primarily to a $455.0 million increase in the average balance of loans receivable. This increase was offset by a $2.4 million decrease in interest income on mortgage-backed securities primarily due to the lower average balance and a $70,000 decrease in interest earned on investment securities, certificates and time deposits and other investments. Total interest-earning assets for the six months ended June 30, 1996 averaged $2.7 billion as compared to $2.3 billion for the six months ended June 30, 1995.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $68.6 million for the six months ended June 30, 1996, as compared to $59.7 million for the same period in 1995. The increase in interest expense was due to a $366.3 million increase in interest-bearing liabilities during such period offset by a decrease in the average rate paid on interest-bearing liabilities from 5.47% for the six months ended June 30, 1995 to 5.38% for the six months ended June 30, 1996. The average balance of interest-bearing liabilities was $2.6 billion for the six months ended June 30, 1996 as compared to $2.2 billion for the six months ended June 30, 1995.

     Net  Interest  Income

     Net interest income was $27.3 million for the six months ended June 30, 1996 as compared to $19.7 million for the same period in 1995. The increase in net interest income was due to the increase in net interest rate spread, defined to exclude noninterest-bearing deposits, from 1.33% for the six months ended June 30, 1995 to 1.67% for the six months ended June 30, 1996 and the increase in average net interest-earning assets of $19.0 million from the six months ended June 30, 1995 to the six months ended June 30, 1996. Net interest rate spread is affected by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities. The increase in the net interest rate spread was primarily due to the increase in the average yield on interest-earning assets from 6.80% for the six months ended June 30, 1995 to 7.05% for the same period in 1996 and a decrease in the average interest rates on interest-bearing liabilities from 5.47% for the six months ended June 30, 1995 to 5.38% for the same period in 1996.

     Provision  for  Loan  Losses

     Provision for loan losses was $1.0 million for the six months ended June 30, 1996 as compared to $730,000 for the six months ended June 30, 1995. The increase in the provision for loan losses was due to the change in the mix of the loans receivable portfolio and the increased loans receivable balance to $1.1 billion at June 30, 1996 as compared to $780.3 million at June 30, 1995. Commercial loans increased $156.2 million to $246.8 million from June 30, 1995 to June 30, 1996. The allowance for loan losses as a percentage of total loans was 0.56% at June 30, 1996 as compared to 0.48% at June 30, 1995. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy are necessary.

     Noninterest  Income

     For the six months ended June 30, 1996, noninterest income increased $1.2 million or 33.41% to $4.8 million, compared to $3.6 million for the six months ended June 30, 1995. The increase in noninterest income was primarily due to an increase of $879,000 in loan fees and service charges and the $521,000 gain recorded as a result of the branch office sale in May 1996 offset by a decrease of $247,000 in loan servicing income.

     Noninterest  Expense

     For the six months ended June 30, 1996, noninterest expense increased $5.3 million or 36.2% to $19.9 million compared to $14.6 million for the six months ended June 30, 1995. Compensation, payroll taxes and other benefits and office occupancy increased $2.4 million and $716,000, respectively, from the six months ended June 30, 1995 to the six months ended June 30, 1996, primarily due to the operation of the five offices acquired from Texas Capital on November 1, 1995 and staffing increases related to the data processing conversion and the expansion of the product base available to customers and continuing development of the commercial business lending programs. The amortization of goodwill and expenses related to real estate owned increased by $319,000 and $206,000, respectively, also due primarily to the Texas Capital acquisition. Data processing expenses increased $433,000 due to the Texas Capital acquisition, the May 1996 data processing conversion and the conversion in June 1996 of the five Texas Capital locations acquired in 1995 to the new data processing system. The expense associated with the amortization of purchased loan servicing rights increased slightly by $123,000 and other expenses, including advertising, increased $1.1 million for the six months ended June 30, 1996 over the prior comparable period.

     Provision  for  Federal  Income  Taxes

     For the six months ended June 30, 1996, the provision for Federal income taxes increased to $4.1 million compared to $3.0 million for the six months ended June 30, 1995 due to the increase in income before provision for Federal income taxes.


Results  of  Operations  for  the  Three Months Ended June 30, 1996 and 1995

     General

     For the three months ended June 30, 1996, net income before preferred stock dividends increased 45.04% to $3.7 million from $2.5 million for the three months ended June 30, 1995. Net interest income increased $3.7 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 as a result of increased interest income of $6.6 million which was partially offset by increased interest expense of $2.9 million. Noninterest income increased during such period by $913,000. Noninterest expense increased by $2.8 million primarily due to increased operating expenses as a result of the Texas Capital acquisition on November 1, 1995. The increased noninterest expense was also due to the May 1996 data processing conversion, the June 1996 conversion of the five Texas Capital locations to the new data processing system and to overall expenses related to the expansion of the product base being offered by Coastal to its customers, including the continuing development of commercial business lending programs. Coastal engaged in the data processing system conversion to a PC based client server technology throughout its branch network to enable the branch offices to offer a more expanded product base (including loan and deposit products) to its customers and to automate and upgrade the work flow in the customer contact areas, allowing branch office employees a better opportunity to serve their customers. The approximate cost during the period related to the data processing conversion was $226,000. These costs are expected to continue into the third quarter of 1996. The increased noninterest expense related to the expansion of the product base and the continuing development of the commercial business lending programs has primarily been staffing related and should continue for the remainder of the year.

     Interest  Income

     Interest income for the three months ended June 30, 1996 increased $6.6 million or 15.95% from the three months ended June 30, 1995. The increase was primarily due to an increase of $8.8 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $427.0 million increase in the average balance of loans receivable offset by a slight decrease in the average yield from 8.41% for the three months ended June 30, 1995 to 8.33% for the three months ended June 30, 1996. This increase was offset by a $2.1 million decrease in interest income on mortgage-backed securities primarily due to the lower average balance and a $48,000 decrease in interest earned on investment securities, certificates and time deposits and other investments. Total interest-earning assets for the three months ended June 30, 1996 averaged $2.7 billion as compared to $2.4 billion for the three months ended June 30, 1995.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $33.9 million for the three months ended June 30, 1996, as compared to $31.0 million for the same period in 1995. The increase in interest expense was due to a $334.1 million increase in interest-bearing liabilities during such period and a decrease in the average rate paid on interest-bearing liabilities from 5.58% for the three months ended June 30, 1995 to 5.32% for the three months ended June 30, 1996. The increase in average interest-bearing liabilities consisted of a $224.4 million increase in securities sold under agreements to repurchase, a $81.3 million increase in interest-bearing savings deposits, a $50.0 million increase in Senior notes payable offset by a $21.6 million
decrease  in  FHLB  advances.    The  average  balance  of  interest-bearing
liabilities was $2.5 billion for the three months ended June 30, 1996 as compared to $2.2 billion for the three months ended June 30, 1995.

     Net  Interest  Income

     Net interest income was $13.9 million for the three months ended June 30, 1996 as compared to $10.2 million for the same period in 1995. The increase in net interest income was due to the increase in net interest rate spread, defined to exclude noninterest-bearing deposits, from 1.39% for the three months ended June 30, 1995 to 1.69% for the three months ended June 30, 1996 and the increase in average net interest-earning assets of $25.7 million from the three months ended June 30, 1995 to the three months ended June 30, 1996. Net interest rate spread is affected by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities. The increase in the net interest rate spread was primarily due to the increase in the average yield on interest-earning assets from 6.97% for the three months ended June 30, 1995 to 7.01% for the same period in 1996 and a decrease in the average interest rates on interest-bearing liabilities from 5.58% for the three months ended June 30, 1995 to 5.32% for the same period in 1996.

     Provision  for  Loan  Losses

     Provision for loan losses was $450,000 for the three months ended June 30, 1996 as compared to $468,000 for the three months ended June 30, 1995. The allowance for loan losses as a percentage of total loans was 0.56% at June 30, 1996 as compared to 0.48% at June 30, 1995. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy are necessary.

     Noninterest  Income

     For  the  three  months ended June 30, 1996, noninterest income increased
$913,000 or 52.53% to $2.7 million, compared to $1.7 million for the three months ended June 30, 1995. The increase in noninterest income was primarily due to a gain of $521,000 recorded as a result of the branch office sale in May 1996 and an increase of $447,000 in loan fees and service charges offset by a decrease of $118,000 in loan servicing income.

     Noninterest  Expense

     For the three months ended June 30, 1996, noninterest expense increased $2.8 million or 37.51% to $10.3 million compared to $7.5 million for the three months ended June 30, 1995. Compensation, payroll taxes and other benefits and office occupancy increased $1.3 million and $333,000, respectively, from the three months ended June 30, 1995 to the three months ended June 30, 1996, primarily due to the operation of the five offices acquired from Texas Capital on November 1, 1995 and staffing increases related to the data processing conversion and the expansion of the product base available to customers and continuing development of the commercial business lending programs. In addition, the amortization of goodwill and expenses related to real estate owned increased by $159,000 and $32,000, respectively, primarily due to the Texas Capital acquisition. Data processing expenses increased $264,000 due to the Texas Capital acquisition, the May 1996 data processing conversion of Coastal and the conversion in June 1996 of the five Texas Capital locations acquired in 1995 to the new data processing system. The expense associated with the amortization of purchased loan servicing rights increased slightly by $36,000 and other expenses, including advertising, increased $700,000 for the three months ended June 30, 1996 over the prior comparable quarter.

     Provision  for  Federal  Income  Taxes

     For the three months ended June 30, 1996, the provision for Federal income taxes increased to $2.1 million compared to $1.4 million for the three months ended June 30, 1995 due to the increase in income before provision for Federal income taxes.

     Liquidity  and  Capital  Resources

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions. At June 30, 1996, Coastal had binding commitments to originate or purchase loans totaling approximately $72.7 million and had $25.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 1996 totaled $753.2 million at June 30, 1996. Management believes that Coastal has adequate resources to fund all of its commitments.

     PART  II  -  OTHER  INFORMATION


Item  1.          Legal  Proceedings

     Coastal is engaged from time to time in various legal actions incident to its business. The current legal activities are not believed to be material to the financial condition of Coastal and its subsidiaries.

Item  2.          Changes  in  Securities

     a)          Not  applicable.

     b)          Not  applicable.

Item  3.          Default  Upon  Senior  Securities

     Not  applicable.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security Holders

     Not  applicable.

Item  5.          Other  Information

     Coastal has filed applications to organize a Texas savings bank with deposits intended to be insured by the Bank Insurance Fund (BIF) administered by the FDIC. Application for the charter was filed on March 24, 1995 with the Texas Savings and Loan Department (TSLD) and with the FDIC on June 24, 1996. The TSLD gave conditional approval on July 12, 1996 and the FDIC approval is pending.

Item  6.          Exhibits  and  Reports  on  Form  8-K

     a)          Not  applicable.

b) Form 8-K filed on May 13, 1996 to disclose the execution of definitive agreements between Coastal's subsidiary Coastal Banc ssb and Compass Bank - San Antonio to exchange certain branch locations.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:          8/9/96                         By/s/     Manuel J. Mehos
                                   Manuel  J.  Mehos
                                   Chairman  of  the  Board
                                   Chief  Executive  Officer









Dated:       8/9/96                         By/s/     Catherine N. Wylie
                                   Catherine  N.  Wylie
                                   Chief  Financial  Officer