Form 10-Q
period 1996-09-30
COASTAL BANCORP INC/TX/
filed 1996-10-25
CIK 919805

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


          [  X  ]          Quarterly  Report  Under  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  SEPTEMBER  30,  1996

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

   COMMON STOCK ISSUED AND OUTSTANDING: 4,963,859 AS OF SEPTEMBER 30, 1996

                            COASTAL BANCORP, INC.

                              Table of Contents



PART  I.          FINANCIAL  INFORMATION





Item 1  Financial Statements


Consolidated Statements of Financial Condition at September 30, 1996 (unaudited) and
December 31, 1995                                                                          1

Consolidated Statements of Income for the Nine-Month Periods Ended September 30,
1996 and 1995 (unaudited)                                                                  2

Consolidated Statements of Income for the Three-Month Periods Ended September 30,
1996 and 1995 (unaudited)                                                                  3

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30,
1996 and 1995 (unaudited)                                                                  4

Notes to Consolidated Financial Statements                                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                14







PART  II.          OTHER  INFORMATION





Item 1  Legal Proceedings                                      20
Item 2  Changes in Securities                                  20
Item 3  Default upon Senior Securities                         20
Item 4  Submission of Matters to a Vote of Securities Holders  20
Item 5  Other Information                                      20
Item 6  Exhibits and Reports on Form 8-K                       20




SIGNATURES

5

ITEM  1.          FINANCIAL  STATEMENTS



                            COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  September 30,   December 31,
                                                                      1996            1995
                                                             ---------------  -------------
ASSETS                                                             (Unaudited)
--------------------------------------------------------------------------------------------

Cash and amounts due from depository institutions             $        23,016  $       9,870
Certificates and time deposits                                             --            174
                                                              ---------------  -------------

 Cash and cash equivalents                                             23,016         10,044
Loans receivable (note 4)                                           1,210,054      1,098,555
Mortgage-backed securities held-to-maturity (note 3)                1,354,523      1,395,753
Mortgage-backed securities available-for-sale, at market value        179,771        186,414
U.S. Treasury security available-for-sale, at market value                 11          3,997
Mortgage loans held for sale                                            1,168            731
Accrued interest receivable                                            14,772         15,538
Property and equipment                                                 14,114         13,439
Stock in the Federal Home Loan Bank of Dallas (FHLB)                   25,594         21,759
Goodwill                                                               15,968         17,972
Purchased loan servicing rights                                         6,987          8,140
Capitalized excess servicing fees                                         144            183
Prepaid expenses and other assets                                      13,326         14,003
                                                              ---------------  -------------
                                                              $     2,859,448  $   2,786,528
                                                              ===============  =============




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY



Liabilities:
 Savings deposits (note 5)                                     $1,308,518   $1,287,084
 Advances from the FHLB (note 6)                                  466,911      312,186
 Securities sold under agreements to repurchase (note 6)          879,115      993,832
 Senior notes payable (note 7)                                     50,000       50,000
 Advances from borrowers for taxes and insurance                   12,556        6,510
 Other liabilities and accrued expenses                            22,971       16,487
   Total liabilities                                            2,740,071    2,666,099
                                                               -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb             28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 2 and 10):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                    --           --
 Common stock, $.01 par value; authorized shares 30,000,000;
   4,963,859 and 4,957,870 shares issued and outstanding in
   1996 and 1995                                                       50           50
 Additional paid-in capital                                        32,563       32,492
 Retained earnings                                                 61,870       59,631
 Unrealized gain (loss) on securities available-for-sale           (3,856)        (494)
   Total stockholders' equity                                      90,627       91,679
                                                               -----------  -----------
                                                               $2,859,448   $2,786,528
                                                               ===========  ===========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                          Nine Months Ended
                                                                            September 30,
                                                                       -------------------
                                                                        1996            1995
                                                               -------------------  --------
                                                                            (Unaudited)

Interest income:
 Mortgage-backed securities                                           $   71,826   $ 76,708
 Loans receivable                                                         70,721     44,810
 Investment securities, certificates, time deposits and other investments  1,111      1,167
                                                              -------------------  --------
                                                                         143,658    122,685
                                                              -------------------  --------

Interest expense:
 Savings deposits                                                         44,687     41,512
 Other borrowed money                                                     38,157     32,801
 Senior notes payable                                                      3,750      1,250
 Advances from the FHLB:
   Short-term                                                              4,979        877
   Long-term                                                              11,264     16,158
                                                              -------------------  --------
                                                                         102,837     92,598
                                                              -------------------  --------

   Net interest income                                                    40,821     30,087
Provision for loan losses (note 4)                                         1,475        967
   Net interest income after provision for loan losses                    39,346     29,120
                                                             -------------------  --------

Noninterest income:
 Loan fees and service charges                                             3,864      2,416
 Loan servicing income                                                     2,313      2,669
 Gain on sale of branch office (note 11)                                     521         --
 Gain(loss) on sales of mortgage-backed securities available-for-sale, net    (4)        --
 Other                                                                        321        323
                                                               -------------------  --------
                                                                            7,015      5,408
                                                              -------------------  --------

Noninterest expense:
 Compensation, payroll taxes and other benefits                            12,183      8,580
 Office occupancy                                                           4,360      3,228
 Insurance premiums                                                         2,105      2,379
 Amortization of purchased loan servicing rights                            1,153      1,121
 Data processing                                                            1,788      1,277
 Amortization of goodwill                                                   1,340        871
 Real estate owned                                                            665        290
 Other                                                                      6,189      4,629
 SAIF insurance special assessment (note 13)                                7,455         --
                                                               -------------------  --------
                                                                           37,238     22,375
                                                               -------------------  --------

       Income before provision for Federal income taxes                     9,123     12,153

Provision for Federal income taxes                                          3,454      4,506
                                                              -------------------  --------
     Net income before preferred stock dividends                            5,669      7,647

Preferred stock dividends of Coastal Banc ssb                               1,941      1,941
                                                               -------------------  --------
     Net income after preferred stock dividends                $            3,728   $  5,706
                                                               ===================  ========
Net earnings per share (note 9)                                $             0.74   $   1.14
                                                               ===================  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                         Three Months Ended
                                                                           September 30,
                                                                       --------------------
                                                                         1996           1995
                                                                       --------------------
                                                                              (Unaudited)


Interest income:
 Mortgage-backed securities                                            $    23,516   $26,023
 Loans receivable                                                           23,856    16,882
 Investment securities, certificates, time deposits and other investments      405       391
                                                               --------------------  -------
                                                                            47,777    43,296
                                                               --------------------  -------

Interest expense:
 Savings deposits                                                           14,920    14,496
 Other borrowed money                                                       11,440    11,529
 Senior notes payable                                                        1,250     1,250
 Advances from the FHLB:
   Short-term                                                                2,034       355
   Long-term                                                                 4,584     5,229
                                                              --------------------  -------
                                                                            34,228    32,859
                                                              --------------------  -------

   Net interest income                                                      13,549    10,437
Provision for loan losses (note 4)                                             450       237
   Net interest income after provision for loan losses                      13,099    10,200
                                                              --------------------  -------

Noninterest income:
 Loan fees and service charges                                               1,401       832
 Loan servicing income                                                         747       856
 Other                                                                          75       128
                                                               --------------------  ------
                                                                             2,223     1,816
                                                               --------------------  ------
Noninterest expense:
 Compensation, payroll taxes and other benefits                              4,077     2,882
 Office occupancy                                                            1,524     1,108
 Insurance premiums                                                            628       825
 Amortization of purchased loan servicing rights                               339       430
 Data processing                                                               494       416
 Amortization of goodwill                                                      443       293
 Real estate owned                                                             279       110
 Other                                                                       2,148     1,736
 SAIF insurance special assessment (note 13)                                 7,455        --
                                                               --------------------  -------
                                                                            17,387     7,800
                                                               -------------------  --------

       Income (loss) before provision for Federal income taxes              (2,065)    4,216

Provision (benefit) for Federal income taxes                                  (636)    1,521
                                                              --------------------  --------
     Net income (loss) before preferred stock dividends                     (1,429)    2,695

Preferred stock dividends of Coastal Banc ssb                                  647       647
                                                               --------------------  -------
     Net income (loss) after preferred stock dividends         $            (2,076)  $ 2,048
                                                                          ========    ======

Net earnings (loss) per share (note 9)                         $             (0.42)  $  0.41
                                                                          ========    ======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)




                                                                          Nine Months Ended
                                                                            September 30,
                                                                         -------------------
                                                                                1996             1995
                                                                         -------------------  ----------
                                                                             (Unaudited)


Cash flows from operating activities:
 Net income before preferred stock dividends                           $   5,669   $   7,647
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization of property and equipment,
   purchased loans servicing rights, capitalized excess servicing fees
   and prepaid expenses and other assets                                  4,490      3,632
 Net premium amortization (discount accretion)                              788        (435)
 Provision for loan losses                                                1,475         967
 Amortization of goodwill                                                 1,340         871
 Originations and purchases of mortgage loans held for sale             (17,094)     (8,616)
 Sales of mortgage loans held for sale                                    16,642       7,935
 Loss on sales of mortgage-backed securities available-for-sale                4          --
 Gain on sale of branch office                                              (521)         --
 Decrease (increase) in:
   Accrued interest receivable                                               771     (2,933)
   Other, net                                                             11,022       8,028
 Stock dividends from the FHLB                                              (911)      (970)
                                                             -------------------  ----------

   Net cash provided by operating activities                              23,675      16,126
                                                             -------------------  ----------

Cash flows from investing activities:
 Purchases of mortgage-backed securities                                     --      (1,598)
 Purchase of U.S. Treasury security available-for-sale                       (11)         --
 Principal repayments on mortgage-backed securities                       40,731      24,023
 Principal repayments on mortgage-backed securities
   available-for-sale                                                        562          --
 Proceeds from maturity of U.S. Treasury security available-for-sale       4,000          --
 Proceeds from sales of mortgage-backed securities available-for-sale        860          --
 Purchases of loans receivable                                         (160,362)   (211,191)
 Net (increase) decrease in loans receivable                             44,601      (7,113)
 Net purchases of property and equipment                                 (2,807)     (2,170)
 Purchase of FHLB stock                                                   5,000      (2,984)
 Proceeds from sales of FHLB stock                                       (7,924)      3,245
 Net cash and cash equivalents received in branch office
   sales/acquisitions                                                    11,745          --
                                                             -------------------  ----------
                                                                                         --
   Net cash used by investing activities                                (63,605)   (197,788)
                                                             -------------------  ----------


                    COASTAL BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (IN THOUSANDS)




                                                                        Nine Months Ended
                                                                          September 30,
                                                                       -------------------
                                                                     1996              1995
                                                           -------------------  ------------
                                                                           (Unaudited)


Cash flows from financing activities:
 Net increase in savings deposits                            $       10,206   $    18,326
 Advances from the FHLB                                           2,709,932       286,924
 Principal payments on advances from the FHLB                    (2,555,207)     (274,414)
 Securities sold under agreements to repurchase                   6,885,085     6,793,888
 Purchases of securities sold under agreements to repurchase     (6,999,802)   (6,692,971)
 Proceeds from issuance of senior notes payable, net                     --        47,635
 Exercise of stock options for purchase of common stock, net             71            56
 Net increase in advances from borrowers for taxes and insurance      6,046         6,476
 Dividends paid                                                      (3,429)       (3,130)
                                                           -------------------  ------------
   Net cash provided by financing activities                         52,902       182,790
                                                           -------------------  ------------

   Net increase in cash and cash equivalents                         12,972         1,128
 Cash and cash equivalents at beginning of period                    10,044         6,388
                                                           -------------------  ------------
 Cash and cash equivalents at end of period              $           23,016   $     7,516
                                                           ===================  ============

 Supplemental schedule of cash flows--interest paid      $          105,311   $    91,221
                                                           ===================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                      $            3,614   $     2,304
                                                           ===================  ============

   In connection with the sale of a branch office in 1996, Coastal recorded the following reductions of assets and liabilities:
     Savings deposits sold                               $           14,850   $        --
     Accrued interest payable sold                                       65            --
     Loans receivable sold                                              155            --
     Property and equipment sold                                        438            --
     Reduction of goodwill                                              179            --
                                                           ===================  ============


   In connection with the branch swap in 1996, Coastal recorded the following net assets and liabilities:
     Net savings deposits acquired                      $           25,992            --
     Net loans receivable acquired                                   1,173            --
     Net accrued interest payable acquired                             426            --
     Net property and equipment sold                                   124            --
     Net accrued interest receivable acquired                            2            --
                                                           ===================  ============



                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6

(1)          BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(3)          MORTGAGE-BACKED  SECURITIES  HELD-TO-MATURITY

     Mortgage-backed securities held-to-maturity at September 30, 1996 (unaudited) are as follows (dollars in thousands):




                                             Gross           Gross
                             Amortized     Unrealized     Unrealized       Market
                               Cost          Gains          Losses          Value
                             ---------     ----------     -----------     ---------

REMICS - Agency           $    936,290  $       4,444  $     (36,867)  $    903,867
REMICS - Non-agency            281,154            792        (12,947)       268,999
FNMA certificates               81,204             28         (1,668)        79,564
GNMA certificates               35,205             33            (37)        35,201
Non-agency securities           20,627            247           (112)        20,762
Interest-only securities            43             --             (8)            35
                                                                          ---------
                          $  1,354,523  $       5,544  $     (51,639)  $  1,308,428
                             =========     ==========     ===========     =========



     Mortgage-backed securities held-to-maturity at December 31, 1995 are as follows (dollars in thousands):




                                             Gross           Gross
                             Amortized     Unrealized     Unrealized       Market
                               Cost          Gains          Losses          Value
                             ---------     ----------     -----------     ---------

REMICS - Agency           $    948,027  $       4,298  $     (13,430)  $    938,895
REMICS - Non-agency            291,124          1,039         (6,641)       285,522
FNMA certificates               92,977             44           (232)        92,789
GNMA certificates               39,520            618             --         40,138
Non-agency securities           24,049            300            (93)        24,256
Interest-only securities            56             --             (6)            50
                                                                          ---------
                          $  1,395,753  $       6,299  $     (20,402)  $  1,381,650
                             =========     ==========     ===========     =========


12
                                                                   (continued)
(4)          LOANS  RECEIVABLE

     Loans receivable at September 30, 1996 and December 31, 1995 are as follows (dollars in thousands):




                                                                                     September 30, 1996      December 31, 1995
                                                                                     -------------------     ------------------
                                                                       (Unaudited)

Real estate mortgage loans:
 First-lien mortgage, primarily residential                  $         793,434   $   742,880
 Multifamily                                                           122,530        95,297
 Residential construction                                               80,952        33,935
 Acquisition and development                                            31,677        15,517
 Commercial                                                            112,451       122,622
 Commercial construction                                                 6,778            --
Commercial loans, secured by residential mortgage loans held for sale   47,352        48,822
Commercial loans, secured by purchased loan servicing rights            24,895        21,548
Commercial, financial and industrial                                    21,424        19,860
Loans secured by savings deposits                                        8,437         8,292
Consumer and other loans                                                14,096        10,316
                                                                ---------------   ----------
                                                                     1,264,026     1,119,089

Loans in process                                                       (45,498)     (11,526)
Allowance for loan losses                                               (6,625)      (5,703)
Unearned loan fees                                                      (2,235)      (1,939)
Premium (discount) to record purchased loans, net                          386       (1,366)
                                                                    -----------     --------

                                                             $       1,210,054   $ 1,098,555
                                                                 =============     =========

Weighted average yield                                                    8.27%        8.52%
                                                                 =============     =========




     At September 30, 1996, Coastal had outstanding commitments to originate or purchase $59.0 million of real estate mortgage and other loans and had commitments under lines of credit to originate construction and other commercial loans of approximately $90.7 million. In addition, at September 30, 1996, Coastal had letters of credit of $1.3 million outstanding.
Management anticipates the funding of these commitments through normal operations.

     At September 30, 1996, the carrying value of loans that are considered to be impaired totaled approximately $603,000 (all of which are on nonaccrual) and the related allowance for loan losses on those impaired loans totaled $372,000. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was $856,000. There were no loans considered impaired during the nine months ended September 30, 1995.

     An analysis of activity in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 is as follows (in thousands):




                                   Nine months ended September 30,
                                  ---------------------------------
                                                1996                  1995
                                  ---------------------------------  -------
                                             (Unaudited)

Balance, beginning of period      $                          5,703   $2,158
Provision for loan losses                                    1,475      967
Charge-offs, net of recoveries                                (553)    (321)
Acquisition allowance adjustment                                --    1,043
                                  ---------------------------------  -------

Balance, end of period            $                          6,625   $3,847
                                  =================================  =======



     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $802.3 million and $900.7 million at September 30, 1996 and December 31, 1995, respectively.

     Coastal adopted the Financial Accounting Standards Board's Statement 122, "Accounting for Mortgage Servicing Rights -- an amendment of FASB Statement No. 65" (Statement 122) effective January 1, 1996. Statement 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under Statement 122, if Coastal sells or securitizes loans and retains the mortgage servicing rights, Coastal is required to allocate a portion of the cost of the mortgage loans to the mortgage  servicing  rights  and  recognize  the  cost allocated as a separate asset. The adoption of Statement 122 had no material impact on Coastal's consolidated financial statements for the nine months ended September 30, 1996.

(5)          SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at September 30, 1996 and December 31, 1995 are summarized as follows (dollars in thousands):




                               Stated Rate        September 30, 1996      December 31, 1995
                             ----------------     -------------------     ------------------
                                                     (Unaudited)

Noninterest-bearing checking          0.00%  $              91,985   $             81,207
NOW accounts                     1.50  -  2.00              51,867                 47,476
Savings accounts                 2.28  -  2.75              25,773                 22,374
Money market demand accounts     2.90  -  4.65             154,179                165,214
                                                -------------------     ------------------

                                                           323,804                316,271
                                                -------------------     ------------------

Certificate accounts             2.00  -  2.99              14,949                 10,915
                                 3.00  -  3.99               1,985                  3,472
                                 4.00  -  4.99              71,532                108,845
                                 5.00  -  5.99             757,889                613,098
                                 6.00  -  6.99             116,858                214,534
                                 7.00  -  7.99              16,288                  8,776
                                 8.00  -  8.99               3,759                  4,893
                                 9.00  -  9.99               1,399                  1,620
                                10.00  -  10.99                262                  1,297
                                11.00  -  11.99                 16                  3,718
                                                           984,937                971,168
                                                 -------------------     ------------------
Discount to record savings deposits
at fair value, net                                            (223)                  (355)
                                                 -------------------     ------------------

                                             $           1,308,518   $          1,287,084
                                                 ===================     ==================

Weighted average rate                                        4.60%                  4.82%
                                                 ===================     ==================



     The scheduled maturities of certificate accounts outstanding at September 30, 1996 were as follows (dollars in thousands):




                     September 30, 1996
                     -------------------
                         (Unaudited)

 0 to 12 months   $              746,128
 12 to 24 months                 170,176
 24 to 36 months                  40,380
 36 to 48 months                  21,209
 48 to 60 months                   6,840
  Over 60 months                     204
                     -------------------
                  $              984,937
                     ===================

(6)          SECURITIES  SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at September 30, 1996 and December 31, 1995 were 5.39% and 5.78%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 5.13% to 5.46% at September 30, 1996.

     (b) The weighted average interest rate on advances from the FHLB at September 30, 1996 and December 31, 1995 were 5.54% and 5.88%, respectively. Advances and related interest rates and maturities at September 30, 1996 and December 31, 1995 are summarized as follows (dollars in thousands):




Maturity  Interest rates                 September 30, 1996     December 31, 1995
--------  ---------------                ------------------     -----------------
                           (Unaudited)

1996       4.23  -  8.06%  $                        212,561  $            225,445
1997       4.93  -  8.31                             34,021                24,293
1998      5.25   -  6.96                             19,712                16,221
1999       4.95  -  8.11                            170,981                19,916
2000       5.57  -  7.76                              8,395                 8,614
2001       6.03  -  6.46                              8,901                 9,025
2004                6.52                              3,284                 3,526
2006                6.91                              3,180                    --
2007       6.80  -  7.94                                492                   270
2009                8.25                              4,731                 4,876
2011                7.24                                653                    --
                                         ------------------     -----------------

                           $                        466,911  $            312,186
                                         ==================     =================



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

     Coastal is a party to interest rate swap and interest rate cap agreements in order to reduce its exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At September 30, 1996, Coastal had interest rate swap and cap agreements totaling $75.6 million and $422.0 million, respectively.

     The terms of the interest rate swap agreements outstanding at September 30, 1996 (unaudited) and December 31, 1995 are summarized as follows (dollars in thousands):




                                                          Floating Rate    Fair Value at
                           Notional     LIBOR     Fixed         at         End of Period
Maturity                    Amount      Index      Rate   End of Period     gain (loss)
----------------------     --------  -----------  ------  --------------  ---------------

At September 30, 1996:
1996                    $     7,300  Three-month  6.130%          5.500%  $           (2)
                              2,750  Six-month    5.630           5.711                2
1997                          5,000  One-month    4.990           5.500               35
                              6,000  Three-month  6.493           5.500              (29)
1998                          4,400  Three-month  6.709           5.500              (35)
1999                         14,600  Three-month  6.926           5.500             (177)
2000                          4,800  Three-month  6.170           5.563               71
                              2,695  Three-month  6.000           5.508               49
2005                         28,077  Three-month  6.500           5.563              958
                           --------
                        $    75,622                                       $          872
                           ========                                       ===============

At December 31, 1995:
1996                    $     7,300  Three-month  6.130%          5.875%  $          (46)
                              2,750  Six-month    5.630           5.676               (7)
1997                          5,000  One-month    4.990           5.938               26
                              6,000  Three-month  6.493           5.875             (124)
1998                          4,400  Three-month  6.709           5.875             (150)
1999                         14,600  Three-month  6.926           5.875             (696)
2000                          4,800  Three-month  6.170           5.813             (104)
                              2,800  Three-month  6.000           5.938              (40)
2005                         28,077  Three-month  6.500           5.938           (1,106)
                           --------                                       ---------------
                        $    75,727                                       $       (2,247)
                           ========                                       ===============




     The agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average receive rate on all of the interest rate swap agreements was approximately 5.51% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.30% for the nine months ended September 30, 1996. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense" in the accompanying consolidated statements of
operations.    The  net  interest  expense  related  to  these  agreements was approximately $452,000 for the nine months ended September 30, 1996 and the net interest income was approximately $23,000 for the nine months ended September 30, 1995. Coastal had pledged approximately $6.2 million of mortgage-backed securities to secure interest rate swap agreements at September 30, 1996.

     Coastal has interest rate cap agreements with various counterparties. The agreements provide for the counterparties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 4.5% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were
actually  borrowed  or  are  to  be  repaid.    The
purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $1.4 million and $2.5 million at September 30, 1996 and December 31, 1995, respectively, with the estimated fair value of the agreements being $1.6 million and $1.6 million at September 30, 1996 and December 31, 1995, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of operations. The net decrease in interest income related to the interest rate cap agreements was approximately $379,000 for the nine months ended September 30, 1996 and the net increase in interest income was approximately $645,000 for the nine months ended September 30, 1995.

     Interest rate cap agreements outstanding at September 30, 1996 expire as follows (dollars in thousands):




Year of      Strike rate    Notional
expiration      range        amount
----------  --------------  ---------

1996                  4.5%  $  48,000
1997          5.0  -  9.0     195,650
1998         5.0  -  12.5     152,800
1999        7.25  -  11.0      22,542
2000                  9.5       3,000
                            ---------
                            $ 421,992
                            =========



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

(9)          NET  EARNINGS  PER  SHARE

     Net earnings per share is calculated by dividing net income after preferred stock dividends by the weighted average number of common shares and common stock equivalents. Stock options outstanding are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares used in the computation of earnings per share are 5,025,955 and 4,995,012 for the three months ended September 30, 1996 and 1995, respectively (unaudited) and 5,019,399 and 4,988,206 for the nine months ended September 30, 1996 and 1995, respectively (unaudited).
13

(10)          STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At September 30, 1996, the Bank's regulatory capital (unaudited) in relation to its current existing regulatory capital requirements are as follows (dollars in thousands):




                       Actual                Requirement               Excess
                      --------               -----------               ------
Capital Requirement    Dollar   Percent        Dollar     Percent      Dollar  Percent
--------------------  --------  --------     -----------  --------     ------  --------

Tier 1 (Core)         $150,137     5.28%  $      113,719     4.00%  $  36,418     1.28%
Tier 1 risk-based      150,137    11.87           50,597     4.00      99,540     7.87
Total risk-based       156,762    12.39          101,193     8.00      55,569     4.39



     At September 30, 1996, the Bank, according to certain capital requirements outlined by the FDIC was categorized as "well capitalized".

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

(12)          BRANCH  SWAP

     On September 5, 1996, Coastal consummated the exchange of certain branch locations with Compass Bank. Coastal sold its three San Antonio branches having deposits of approximately $53.8 million to Compass Bank and purchased the Compass Bay City Branch having deposits of approximately $79.8 million.

(13)          SAVINGS  ASSOCIATION  INSURANCE  FUND  (SAIF) SPECIAL ASSESSMENT

     On  September  30,  1996,  Coastal  recorded  the  one-time  SAIF deposit insurance special assessment (the special assessment) of $7.5 million as a result of the Deposit Insurance Funds Act of 1996 (the Act) being signed into law. The special assessment pursuant to the Act was 65.7 basis points on the SAIF deposit assessment base as of March 31, 1995. Other provisions of the Act provide for a future reduction of the SAIF deposit insurance premium rate from the current rate of 23 basis points to approximately 6.4 basis points beginning in 1997.

                                      20
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial  Condition

     Total assets increased 2.6% or $72.9 million from December 31, 1995 to September 30, 1996. The net increase resulted primarily from the increase in loans receivable of $111.5 million and an increase in amounts due from depository institutions of $13.0 million, offset by a decrease in mortgage-backed securities held-to-maturity of $41.2 million due to principal repayments received. The increase in loans receivable from December 31, 1995 to September 30, 1996 consisted primarily of increases of $50.6 million, $27.2 million and $18.2 million in first-lien residential mortgage loans, multifamily mortgage loans and residential construction loans (net of loans in process), respectively. The net increase in first-lien residential mortgage loans was due to loan purchases of $157.8 million offset by principal reductions and payoffs. At September 30, 1996, loans receivable as a percentage of total assets increased to 42.3% as compared to 39.4% at December 31, 1995 as part of management's plan to increase the loans receivable portfolio to approximately 50% of total assets.

     Savings deposits increased slightly by 1.7% or $21.4 million from December 31, 1995 to September 30, 1996, primarily due to increased deposits of $26.0 million as a result of the branch swap with Compass Bank consummated on September 5, 1996, offset by decreased deposits of approximately $14.9
million  due  to  the  sale    of the San Angelo  branch  on May 24, 1996, in
addition to other increases in net deposits of $10.3 million. Advances from the FHLB increased by $154.7 million or 50.0% and securities sold under agreements to repurchase decreased 11.5% or $114.7 million from December 31, 1995 to September 30, 1996. The reallocation of borrowings during such period was directly attributable to Coastal's change in funding sources to take advantage of more favorable interest rates. The net increase in advances from the FHLB together with securities sold under agreements to repurchase was used to fund the increase in the loans receivable portfolio. Stockholders' equity decreased 1.2% or $1.1 million from December 31, 1995 to September 30, 1996 as a result of net income, which included the $4.8 million after-tax effect of the one-time Savings Association Insurance Fund (SAIF) deposit insurance special assessment (the special assessment), offset by dividends declared and a $3.4 million increase in the unrealized loss on securities available-for-sale.

Results  of Operations for the Nine Months Ended September 30, 1996 and 1995

     General

     For the nine months ended September 30, 1996, net income before preferred stock dividends and before the after-tax effect of the special assessment of $4.8 million increased 37.5% to $10.5 million from $7.6 million for the nine months ended September 30, 1995. Net income before preferred stock dividends (and after the effect of the special assessment) decreased 25.9% or $2.0 million for the nine months ended September 30, 1996 from the nine months ended September 30, 1995. Net interest income increased $10.7 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of increased interest income of $21.0 million which was partially offset by increased interest expense of $10.2 million. Noninterest income increased during such period by $1.6 million primarily as a result of increased loan fees and service charges of $1.4 million and the $521,000 gain on the sale of a branch office, partially offset by a decrease in loan servicing income of $356,000. Noninterest expense before the $7.5 million special assessment increased by $7.4 million primarily due to increased operating expenses as a result of the Texas Capital Bancshares, Inc. (Texas Capital) acquisition on November 1, 1995. The increased noninterest expense was also due to the May 1996 data processing conversion, the June 1996 conversion of the five former Texas Capital locations to the new data processing system and to overall expenses related to the expansion of the loan product base being offered by Coastal to its customers, primarily the continuing development of commercial business lending programs. Coastal engaged in the data processing system conversion to a PC based client server technology throughout its branch network to enable the branch offices to offer a more expanded product base (including loan and deposit products) to its customers and to automate and upgrade the work flow in the customer contact areas, allowing branch office employees a better opportunity to serve their customers. The cost during the period related to the data processing conversion was approximately $300,000. The increased noninterest expense related to the expansion of the loan product base and the continuing development of the commercial business lending programs has primarily been staffing related and such levels will continue to increase into 1997, as management's goal is to expand its commercial business lending into select markets and to increase commercial business loans to 15% of total assets within three to five years.

     Interest  Income

     Interest income for the nine months ended September 30, 1996 increased $21.0 million or 17.1% from the nine months ended September 30, 1995. The increase was primarily due to an increase of $25.9 million in interest earned on loans receivable over the prior comparable period. The increase in interest income on loans receivable was due primarily to a $416.6 million increase in the average balance of loans receivable, which was somewhat offset by a decrease in the weighted average yield on loans receivable of 3 basis points during the period. This increase was offset by a $4.9 million decrease in interest income on mortgage-backed securities primarily due to the lower average balance and a $56,000 decrease in interest earned on investment securities, certificates and time deposits and other investments. Total interest-earning assets for the nine months ended September 30, 1996 averaged $2.7 billion as compared to $2.4 billion for the nine months ended September 30, 1995.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $102.8 million for the nine months ended September 30, 1996, as compared to $92.6 million for the same period in 1995. The increase in interest expense was due to a $327.2 million increase in interest-bearing liabilities during such period offset by a decrease in the average rate paid on interest-bearing liabilities from 5.53% for the nine months ended September 30, 1995 to 5.38% for the nine months ended September 30, 1996. The average balance of interest-bearing liabilities increased to $2.5 billion for the nine months ended September 30, 1996 from $2.2 billion for the nine months ended September 30, 1995, primarily to fund the increase in the loans receivable portfolio.

     Net  Interest  Income

     Net interest income was $40.8 million for the nine months ended September 30, 1996 as compared to $30.1 million for the same period in 1995. The increase in net interest income was due to improved net interest spread and net interest margin percentages. Net interest rate spread (Spread), defined to exclude noninterest-bearing deposits, increased from 1.37% for the nine months ended September 30, 1995 to 1.66% for the nine months ended September 30, 1996. Management also calculates an alternative net interest spread which includes noninterest-bearing deposits. Under this calculation, the net interest spread for the nine months ended September 30, 1996 and September 30, 1995 were 1.83% and 1.50%, respectively. Spread is affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The increase in the Spread was primarily due to the increase in the average yield on interest-earning assets from 6.90% for the nine months ended September 30, 1995 to 7.04% for the same period in 1996 and a decrease in the average interest rates on interest-bearing liabilities from 5.53% for the nine months ended September 30, 1995 to 5.38% for the same period in 1996, in addition to the increase in average net interest-earning assets of $24.8 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. Net interest margin for the nine months ended September 30, 1996 increased to 2.00% from 1.69% for the nine months ended September 30, 1995.

     The improvement in the net interest spread and margin levels is consistent with management's goal of achieving a more desirable asset/liability composition which is less vulnerable to market interest rate
fluctuations,  primarily  through the addition of loans.    To continue the
improvement in the net interest spread and margin levels, management's goal is to increase commercial business loans to 15% of total assets and commercial business deposits to 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     Provision for loan losses was $1.5 million for the nine months ended September 30, 1996 as compared to $967,000 for the nine months ended September 30, 1995. The increase in the provision for loan losses was due to the change in the composition of the loans receivable portfolio and the increased loans receivable balance to $1.2 billion at September 30, 1996 as compared to $803.3 million at September 30, 1995. Commercial loans (including real estate related and business type loans) increased $119.2 million to $212.9 million from September 30, 1995 to September 30, 1996. The allowance for loan losses as a percentage of total loans was 0.55% at September 30, 1996 as compared to 0.48% at September 30, 1995. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy are necessary.

     Noninterest  Income

     For the nine months ended September 30, 1996, noninterest income increased $1.6 million or 29.7% to $7.0 million, compared to $5.4 million for the nine months ended September 30, 1995. The increase in noninterest income was primarily due to an increase of $1.4 million in loan fees and service charges and the $521,000 gain recorded as a result of the branch office sale in May 1996 offset by a decrease of $356,000 in loan servicing income in 1996 from the corresponding period in 1995. The increase in loan fees and service charges consisted of a $724,000 increase in loan fees recorded as a result of the increased origination activity of primarily residential construction, commercial loans secured by residential mortgage loans held for sale, multifamily and commercial real estate loans and a $724,000 increase in service charges on noninterest-bearing demand deposit accounts primarily due to the Texas Capital acquisition.

     Noninterest  Expense

     For the nine months ended September 30, 1996, noninterest expense, excluding the $7.5 million special assessment, increased $7.4 million or 33.1% to $29.8 million compared to $22.4 million for the nine months ended September 30, 1995. Compensation, payroll taxes and other benefits and office occupancy increased $3.6 million and $1.1 million, respectively, from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, primarily due to the operation of the five offices acquired from Texas Capital on November 1, 1995 and staffing increases related to the data processing conversion and the expansion of the loan product base available to customers and continuing development of the commercial business lending programs. The amortization of goodwill and expenses related to real estate owned increased by $469,000 and $375,000, respectively, also due primarily to the Texas Capital acquisition. Data processing expenses increased $511,000 due to the Texas Capital acquisition, the May 1996 data processing conversion and the conversion in June 1996 of the five former Texas Capital locations acquired in
1995  to  the  new  data  processing  system.    Other  expenses,  including
advertising, increased $1.6 million for the nine months ended September 30, 1996 over the prior comparable period and insurance premiums decreased slightly by $274,000.

     Provision  for  Federal  Income  Taxes

     For the nine months ended September 30, 1996, the provision for Federal income taxes decreased to $3.5 million compared to $4.5 million for the nine months ended September 30, 1995 due to the decrease in income before provision for Federal income taxes.

Results of Operations for the Three Months Ended September 30, 1996 and 1995

     General

     For the three months ended September 30, 1996, net income before preferred stock dividends and before the after-tax effect of the special assessment of $4.8 million increased 26.8% to $3.4 million from $2.7 million for the three months ended September 30, 1995. Net loss before preferred stock dividends (and after the effect of the special assessment) was $1.4 million for the three months ended September 30, 1996 as compared to net income of $2.7 million for the three months ended September 30, 1995. Net interest income increased $3.1 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 as a result of increased interest income of $4.5 million which was partially offset by increased interest expense of $1.4 million. Noninterest income increased during such period by $407,000. Noninterest expense before the $7.5 million special assessment increased by $2.1 million primarily due to increased operating expenses as a result of the Texas Capital acquisition on November 1, 1995. The increased noninterest expense was also due to the ongoing expenses related to the May 1996 data processing conversion, the June 1996 conversion of the five former Texas Capital locations to the new data processing system and to overall expenses related to the expansion of the loan product base being offered by Coastal to its customers, including the continuing development of commercial business lending programs. Coastal engaged in the data processing system conversion to a PC based client server technology throughout its branch network to enable the branch offices to offer a more expanded product base (including loan and deposit products) to its customers and to automate and upgrade the work flow in the customer contact areas, allowing branch office employees a better opportunity to serve their customers. The approximate cost during the period related to the data processing conversion was $73,000. The increased noninterest expense related to the expansion of the loan product base and the continuing development of the commercial business lending programs has primarily been staffing related and should continue into 1997, as management's goal is to expand its commercial business lending into select markets and to increase commercial business loans to 15% of total assets within three to five years.

     Interest  Income

     Interest income for the three months ended September 30, 1996 increased $4.5 million or 10.4% from the three months ended September 30, 1995. The increase was primarily due to an increase of $7.0 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $341.1 million increase in the average balance of loans receivable offset by a slight decrease in the average yield from 8.39% for the three months ended September 30, 1995 to 8.33% for the three months ended September 30, 1996. This increase was offset by a $2.5 million decrease in interest income on mortgage-backed securities primarily due to the lower average balance. Total interest-earning assets for the three months ended September 30, 1996 averaged $2.7 billion as compared to $2.5 billion for the three months ended September 30, 1995.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $34.2 million for the three months ended September 30, 1996, as compared to $32.9 million for the same period in 1995. The increase in interest expense was due to a $250.9 million increase in the average balance of interest-bearing liabilities during such period offset by a decrease in the average rate paid on interest-bearing liabilities from 5.65% for the three months ended September 30, 1995 to 5.38% for the three months ended September 30, 1996. The increase in average interest-bearing liabilities consisted of a $67.6 million increase in securities sold under agreements to repurchase, a $92.3 million increase in interest-bearing savings deposits and a $90.9 million increase in FHLB advances. The average balance of interest-bearing liabilities increased to $2.5 billion for the three months ended September 30, 1996 from $2.3 billion for the three months ended September 30, 1995, primarily to fund the increase in the loans receivable portfolio.

     Net  Interest  Income

     Net interest income was $13.5 million for the three months ended September 30, 1996 as compared to $10.4 million for the same period in 1995. The increase in net interest income was due to the improved Spread and net interest margin percentages. Spread, defined to exclude noninterest-bearing deposits, increased from 1.41% for the three months ended September 30, 1995 to 1.64% for the three months ended September 30, 1996. Management also calculates an alternative net interest spread which includes noninterest-bearing deposits. Under this calculation, the net interest spread for the three months ended September 30, 1996 and September 30, 1995 were 1.82% and 1.57%, respectively. Spread is affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The increase in the Spread was primarily due to the decrease in the average interest rates on interest-bearing liabilities from 5.65% for the three months ended September 30, 1995 to 5.38% for the same period in 1996, offset by a slight decrease in the average yield on interest-earning assets from 7.06% for the three months ended September 30, 1995 to 7.02% for the same period in 1996, in addition to the increase in average net interest-earning assets of $18.9 million from the three months ended September 30, 1995 to the three months ended September 30, 1996. Net interest margin for the three months ended September 30, 1996 increased to 1.99% from 1.70% for the three months ended September 30, 1995.

     The improvement in the net interest spread and margin levels is consistent with management's goal of achieving a more desirable asset/liability composition which is less vulnerable to market interest rate
fluctuations,  primarily  through the addition of loans.    To continue the
improvement in the net interest spread and margin levels, management's goal is to increase commercial business loans to 15% of total assets and a commercial business deposits to 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     Provision  for  loan  losses  was  $450,000  for  the  three months ended
September  30,  1996  as  compared  to  $237,000  for  the  three months ended
September 30, 1995. The increase in the provision for loan losses was due to the change in the composition of the loans receivable portfolio and the increased loans receivable balance to $1.2 billion at September 30, 1996 as compared to $803.3 million at September 30, 1995. Commercial loans (including real estate related and business loans) increased $119.2 million to $212.9 million from September 30, 1995 to September 30, 1996. The allowance for loan losses as a percentage of total loans was 0.55% at September 30, 1996 as compared to 0.48% at September 30, 1995. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy are necessary.

     Noninterest  Income

     For the three months ended September 30, 1996, noninterest income increased $407,000 or 22.4% to $2.2 million, compared to $1.8 million for the three months ended September 30, 1995. The increase in noninterest income was primarily due to an increase of $569,000 in loan fees and service charges offset by a decrease of $109,000 in loan servicing income. The increase in loan fees and service charges consisted of a $295,000 increase in loan fees recorded as a result of the increased origination activity of primarily residential construction, commercial loans secured by residential mortgage loans held for sale, multifamily and commercial real estate loans and a $274,000 increase in service charges on noninterest-bearing demand deposit accounts primarily due to the Texas Capital acquisition.

     Noninterest  Expense

     For the three months ended September 30, 1996, noninterest expense, excluding the $7.5 million special assessment, increased $2.1 million or 27.3% to $9.9 million compared to $7.8 million for the three months ended September 30, 1995. Compensation, payroll taxes and other benefits and office occupancy increased $1.2 million and $416,000, respectively, from the three months ended September 30, 1995 to the three months ended September 30, 1996, primarily due to the operation of the five offices acquired from Texas Capital on November 1, 1995 and staffing increases related to the data processing conversion and the expansion of the loan product base available to customers and continuing development of the commercial business lending programs. In addition, the amortization of goodwill and expenses related to real estate owned increased by $150,000 and $169,000, respectively, primarily due to the Texas Capital acquisition. Data processing expenses increased $78,000 due to the Texas Capital acquisition, the May 1996 data processing conversion of Coastal and the conversion in June 1996 of the five former Texas Capital locations acquired in 1995 to the new data processing system. The expense associated with the amortization of purchased loan servicing rights and insurance premium expense decreased by $91,000 and $197,000, respectively, while other expenses, including advertising, increased $412,000 for the three months ended September 30, 1996 over the prior comparable quarter.

     Provision  for  Federal  Income  Taxes

     For the three months ended September 30, 1996, the benefit for Federal income taxes was $636,000 compared to the $1.5 million provision for the three months ended September 30, 1995 due to the net loss before provision for Federal income taxes.

     Liquidity  and  Capital  Resources

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, as well as one or more branches of both. At September 30, 1996, Coastal had binding commitments to originate or purchase loans totaling approximately $59.0 million and had $45.5 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 1996 totaled $746.1 million at September 30, 1996. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of September 30, 1996, Coastal operates 37 branch offices in Texas cities, including Houston, Austin, Corpus Christi and small cities in central and south Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and southeast Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

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

Item  4.          Submission  of  Matters  to  a  Vote  of  Security Holders

     Not  applicable.

Item  5.          Other  Information

     Not  applicable.

Item  6.          Exhibits  and  Reports  on  Form  8-K

     a)          Not  applicable.

b)          Not  applicable.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:        10/25/96                         By/s/     Manuel J. Mehos
                                   Manuel  J.  Mehos
                                   Chairman  of  the  Board
                                   Chief  Executive  Officer









Dated:     10/25/96                         By/s/     Catherine N. Wylie
                                   Catherine  N.  Wylie
                                   Chief  Financial  Officer