Form 10-K
period 1996-12-31
COASTAL BANCORP INC
filed 1997-03-26
CIK 919805

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-K

        [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  Fiscal  Year  Ended  DECEMBER 31, 1996
                                                     OR
        [   ]     Transition Report Pursuant to Section 13 or 15(d)  of
                  the  Securities  Exchange  Act  of  1934
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

         Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
           N/A                                                  N/A

         Securities registered pursuant to section 12(g) of the Act:
                  Common Stock, $0.01 par value per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for  the  past  90  days.      Yes      X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.    [  ]

As of March 14, 1997, the aggregate market value of the 3,959,759 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,008,832 shares held by all directors and executive officers of the Registrant as a group, was $108,893,372. This figure is based on the closing sale price of $27.50 per share of the Company's Common Stock on March 14, 1997, as reported in The Wall Street Journal on March 17, 1997.

Number of shares of Common Stock outstanding as of March 14, 1997:   4,968,591

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.
                                      48



PART  I.

ITEM  1.  BUSINESS

     COASTAL  BANCORP,  INC.

     Coastal Bancorp, Inc. (the "Company") is engaged primarily in the business of serving as the ultimate holding company for Coastal Banc ssb (the "Bank"). The Company was incorporated in March 1994 in connection with the reorganization of Coastal Banc Savings Association (the "Association") into the holding company form of organization. The reorganization occurred in July
1994.    In  addition,  in  July  1994,  the  Association  converted  to  a
Texas-chartered savings bank operating under the name Coastal Banc ssb. On November 30, 1996, Coastal Banc Holding Company, Inc. ("HoCo") was created as a Delaware unitary savings bank holding company in accordance with the terms of an agreement and plan of reorganization dated August 19, 1996 (the "Agreement"). Pursuant to the terms of the Agreement, the Bank became a wholly-owned subsidiary of HoCo and HoCo became a wholly-owned subsidiary of the Company. The reorganizations were treated as combinations similar to a pooling of interests. Accordingly, the financial information and references presented herein have been restated to give effect where appropriate, as if the reorganizations had occurred at the earliest date presented.

     On June 30, 1995, the Company issued $50.0 million of 10.0% Senior Notes due June 30, 2002 (the "Senior Notes"). The Senior Notes are redeemable at the Company's option, in whole or in part, on or after June 30, 2000, at par, plus accrued interest to the redemption date. Of the proceeds received from the issuance of the Senior Notes, $44.9 million was used to purchase 11.13% Noncumulative Preferred Stock, Series B, of the Bank (the "Series B Preferred Stock") which is now owned by HoCo.

     At December 31, 1996, the Company had total consolidated assets of $2.9 billion, total deposits of $1.3 billion, $28.8 million in Series A Preferred Stock and stockholders' equity of $94.1 million.

     The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS") and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the "Department"). The Company is also subject to various reporting and other requirements  of  the  Securities  and  Exchange  Commission  (the  "SEC").

     The Company's executive offices are located at Coastal Banc Tower, 8 Greenway Plaza, Suite 1500, Houston, Texas 77046, and its telephone number is
(713)  623-2600.

     COASTAL  BANC  SSB

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 37 branch offices in metropolitan Houston, Corpus Christi, Austin and small cities in central and south Texas.

     The Bank was originally acquired by an investor group (which includes a majority of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) in 1986 as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. The Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, in addition to acquiring an independent national bank in 1995, as a base for developing an ongoing savings bank business. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Accordingly, although originally organized in 1954, the Bank in its current form effectively commenced operations with the 1986 change in control. By December 31, 1996, the Bank's total assets had increased to $2.9 billion, total deposits were $1.3 billion and stockholders' equity totaled $165.4 million.

     The Bank attempts to maximize profitability through the generation of net interest income and fee income. To meet this objective, the Bank has implemented a strategy of building its core deposit base while deploying its funds in assets which provide an attractive return with relatively low credit risk. In carrying out this strategy and to ultimately provide a respectable return to the Company's shareholders, the Bank adheres to four operating principles: (i) continuing to expand its low cost core deposit base through acquisitions; (ii) minimizing interest rate risk; (iii) minimizing credit risk; and (iv) maintaining a low level of general overhead expense relative to
its  peers.    These  operating  principles  are  briefly  discussed  below.

     CORE DEPOSITS. The Bank has implemented the first operating principle, developing and expanding a core deposit base, beginning in 1988 through a series of transactions with the Federal government and private sector financial institutions, gaining in the process entry into additional markets in Houston, Corpus Christi, Austin, San Antonio and south Texas.

     In 1988, the Bank became the first acquiror of failed or failing savings institutions under the Federal government's "Southwest Plan." In this transaction (the "Southwest Plan Acquisition"), the Bank acquired from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver for four insolvent savings associations (the "Acquired Associations"), approximately $543.4 million of assets and assumed approximately $543.4 million of deposits and other liabilities. The Bank acquired an aggregate of 14 branch offices from the Acquired Associations in new and existing markets in southwest Houston, west of Houston along the Houston-San Antonio corridor and in the Rio
Grande  Valley.    See  "The  Southwest  Plan  Acquisition."

     Since completion of the Southwest Plan Acquisition, the Bank has entered into five branch office acquisitions and one whole bank acquisition: two with an instrumentality of the Federal government (acting as the receiver of insolvent financial institutions) and four with other private institutions. In each, the Bank generally agreed to acquire certain assets in consideration of the assumption of certain deposit and other liabilities with respect to each institution. In addition, in 1996 the Bank chose to exit two Texas cities, San Antonio and San Angelo. The Bank sold its San Angelo branch and swapped its three San Antonio branches for one branch in Bay City, Texas.

     In the first branch acquisition, completed in 1990, the Bank assumed deposits of $151.1 million in connection with the acquisition of nine branch offices, which are primarily located in the northwestern Houston metropolitan area. The acquisition provided the Bank with further penetration in the Houston market. In the second branch acquisition, completed in 1991, the Bank assumed deposits of $71.4 million in connection with the acquisition of an office located in Victoria, Texas. The acquisition of that office expanded the Bank's presence in the small cities market southwest of Houston toward Port Lavaca. In the third branch acquisition, completed in 1993, the Bank assumed deposits of $386.4 million in connection with the acquisition of nine branches located in Corpus Christi, San Antonio, Conroe, Brenham and Sealy. The Corpus Christi and San Antonio branch acquisitions allowed the Bank to enter new markets. In the fourth branch acquisition, also completed in 1993, the Bank assumed deposits of $45.7 million and acquired two branches located in Harlingen and McAllen, two small cities southwest of Houston in the Rio Grande Valley (the "Valley"). As a result of this acquisition, the Bank increased its presence in the Valley. In the fifth branch acquisition, which was completed in December 1994, the Bank assumed deposits of $150.2 million and acquired eight branches located in San Angelo, Marble Falls, Kingsland, Llano, Giddings, Buchanan Dam, Mason and Burnet, which allowed the Bank to enter new markets in central Texas.

     In 1995, the Bank continued to expand its market presence by opening two de novo branches in the Houston metropolitan area and by completing its first whole bank acquisition. On November 1, 1995, the Bank consummated the acquisition of all of the outstanding capital stock of Texas Capital Bancshares, Inc. ("Texas Capital"). As a result of the acquisition of Texas Capital, Texas Capital Bank, N.A., a national banking association, with five branch offices, located in Houston, Katy, Richmond and Austin and total assets of $170.7 million, was merged with and into the Bank.

     In 1996, the Bank consummated the sale of its San Angelo location which had $14.9 million in deposits and was acquired in the Bank's December 1994 branch acquisition. In connection with this sale, the Bank recorded a $521,000 gain before applicable income taxes. On September 5, 1996, the Bank consummated the exchange of its three San Antonio branches having deposits of $53.8 million for a branch in Bay City, Texas having deposits of $79.8 million.

     All of these transactions resulted in the net assumption of $1.5 billion of deposits and the acquisition of 45 branch offices (after the San Angelo branch sale and the swap of the San Antonio branches). The Bank has also opened six de novo branches since inception. Since its first acquisition, the Bank has been able to achieve operating economies and improve efficiency by closing an aggregate of 15 branch offices and transferring the deposits to other offices located in the same market areas.

     The Bank will continue to pursue acquisitions as vehicles for growth, although there can be no assurance that the Bank will be able to continue to grow through acquisitions in the future. In the absence of any available, cost-effective acquisitions, management will continue to focus on internally generated earnings growth including further development of the Bank's commercial lending and commercial business deposits.

     INTEREST RATE RISK. The Bank has implemented the second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to its interest-earning liabilities as well as the basis or index (for example, the London Interbank Offered Rate ("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI")) upon which these assets and liabilities reprice. Generally this is achieved through management of the composition of its assets and liabilities. The Bank also undertakes to lock in an acceptable interest rate spread between interest-earning assets and interest-bearing liabilities by altering the Bank's cost of funds, or, at times, the yield on certain assets in its portfolio. To accomplish this, the Bank has purchased interest rate swaps and caps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" set forth in Item 7 hereof.

     The Bank will originate and purchase for retention in its portfolio only those loans and investments which provide a positive interest rate spread over funding liabilities matched with similar maturities. Consistent with this philosophy, a significant portion of the Bank's assets have been invested in adjustable-rate high quality mortgage-backed securities. At December 31, 1996, of the Bank's $1.5 billion of mortgage-backed securities, $1.3 billion or 84.2%, were invested in adjustable rate mortgage-backed securities. To a lesser extent, the Bank has purchased first lien mortgages on single-family residences, the majority of which are adjustable rate mortgages. At December 31, 1996, $591.3 million, or 48.1% of the Bank's loans receivable portfolio, net was comprised of such adjustable rate single-family residential mortgage loans.

     The Bank also originates and purchases fixed and adjustable rate long-term, single-family residential loans primarily for sale into the secondary market. Prior to 1996, this and certain other lending functions were performed for the Bank by its wholly-owned mortgage banking subsidiary, CBS Mortgage Corp. ("CBS Mortgage"). Beginning in 1996, the origination function was performed by the Bank. By originating such loans for sale and generally obtaining a commitment for the purchase of such loans at the time that the loan applications are approved, the Bank avoids a significant portion of the interest rate risk associated with holding fixed-rate mortgage loans.

     CREDIT RISK. The Bank has implemented the third operating principle, minimizing credit risk, by (i) investing a substantial portion of its assets in cash and mortgage-backed securities, and (ii) taking a cautious approach to the development of its direct lending operations. At December 31, 1996, of the Company's $2.9 billion in total assets, $1.5 billion or 53.0% of total assets consisted of mortgage-backed securities and $27.7 million or 1.0% of total assets consisted of cash and cash equivalents. At December 31, 1996, the Company's total net loans receivable portfolio amounted to $1.2 billion or 42.8% of total assets comprised primarily of $788.9 million of first lien residential mortgage loans and $138.4 million of multifamily mortgage loans, which constituted 64.2% and 11.3%, respectively, of the net loans receivable portfolio. The balance of the net loans receivable portfolio, by dollar amount and percent of the portfolio, was comprised of the following: $116.8 million (or 9.5%) of commercial real estate loans, $53.4 million (or 4.4%) of warehouse loans to residential mortgage originators ("Warehouse loans"), $44.6 million (or 3.6%) of residential construction loans, $22.6 million (or 1.8%) of consumer and other loans, $21.6 million (or 1.8%) of real estate acquisition and development loans, $21.2 million (or 1.7%) of loans secured by purchased mortgage servicing rights ("PMSR loans") and $20.7 million (or 1.7%) of commercial, financial and industrial loans. The Company's non-accrual loans as of such date were $12.8 million or 1.04% of total loans receivable, and the Company's total nonperforming assets were $16.0 million, or 0.56% of total assets.

     The Bank will develop and seek to market loan products actively only when and as management concludes that the Texas economy supports such steps without the incidence of undue credit risk. This is consistent with the Bank's approach in its lending activities. See "Lending Activities-General."

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers by operating an efficiently staffed branch office system which is able to administer and deliver its products and services in an economical manner. The Bank believes that it has significant operating leverage, and that continued incremental growth will not cause its overhead expenses to increase by a corresponding amount. The growth achieved from the Bank's acquisitions has facilitated reduced overhead levels as a proportion of assets and a lower cost of funds from a more meaningful market share of core deposits. The Company's ratio of noninterest expense to average total assets on a consolidated basis has decreased, from 2.71% for the year ended December 31, 1988 to 1.40% for the year ended December 31, 1996, before the 1996 Savings Association Insurance Fund ("SAIF") insurance special assessment. The Bank's unconsolidated ratio of noninterest expense to average total assets was 1.36% for the year ended December 31, 1996, before the 1996 SAIF insurance assessment.

     On September 30, 1996, the Bank recorded the one-time SAIF insurance special assessment (the "Special Assessment") of $7.5 million ($4.8 million after applicable income taxes) as a result of the Federal Deposit Insurance Act, as amended (the "FDIA") being signed into law. The Special Assessment pursuant to the FDIA was equal to 65.7 basis points on the SAIF assessment base of deposits existing as of March 31, 1995.

     The Bank is subject to regulation by the Department, as its chartering authority and by the FDIC, which regulates the Bank and insures its deposits to the fullest extent provided by law. The Bank also is subject to certain regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), one of the 12 regional banks which comprise the Federal Home Loan Bank System.

LENDING  ACTIVITIES

     GENERAL. The Bank has taken a cautious approach to the development and growth of its direct lending operations to minimize credit risk. In order to avoid incurring undue credit risk, the Bank historically invested a significant percentage of its assets in alternative financial instruments, particularly mortgage-backed securities, most of which have certain repayments guaranteed by the government or Government Sponsored Enterprises ("GSEs"). See "Mortgage-Backed Securities." The Bank will originate and purchase for retention in its portfolio only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors.

     Consistent with the Bank's lending strategy, the Bank originates and purchases single-family residential loans for sale into the secondary market and to retain in its portfolio. Through 1995, this and certain other lending functions described herein were performed for the Bank by CBS Mortgage, its wholly-owned mortgage banking subsidiary. Beginning in 1996, the Bank performed these functions. By originating and purchasing such loans for sale and generally obtaining a commitment for the purchase of such loans at the time that the loan applications are approved or the purchase is approved, the Bank believes that it avoids a significant amount of the interest rate risk associated with holding fixed rate mortgage loans. Although the Bank and CBS Mortgage have from time to time originated adjustable rate and short-term fixed residential mortgage loans for the Bank's portfolio, the number of such loans has been relatively small compared to the bulk loan purchases described below.

     In 1995, the Bank completed the acquisition of Texas Capital and its $103.3 million in loans. The loans acquired from Texas Capital included first lien residential, multifamily, commercial real estate, residential construction, real estate acquisition and development, commercial, financial
and  industrial  and  consumer  loans.    Utilizing  this  acquisition  as  a
springboard, the Bank implemented its strategic shift towards building a commercial banking business.

     The following table sets forth information concerning the composition of the Bank's net loans receivable portfolio by type of loan at the dates indicated. The table does not include loans which were subject to special coverage by the Federal government in connection with the Southwest Plan Acquisition.





                                                        At December 31,
                                                    -----------------------
                                           1996               1995             1994
                                      ----------           ----------          ------
                                       Amount       Percent    Amount    Percent      Amount
                                      ------------------  ----------  ------  --------  ----
                                                    (Dollars in thousands)

Real-estate mortgage loans:
 First lien residential           $   791,337        61.96%   $ 742,880    66.38%  $428,237
 Multifamily                          139,486        10.92       95,297     8.52     75,142
 Residential construction              77,146          6.04      33,935     3.03     27,777
 Acquisition and development           26,132         2.05       15,517     1.39     14,119
 Commercial                           119,004         9.32      122,622    10.96     30,405
 Commercial construction                3,963         0.31           --       --         --
Commercial, warehouse                  53,573         4.19       48,822     4.36     15,724
Commercial, PMSR                       21,380         1.67       21,548     1.93     11,625
Commercial, financial and industrial   21,965         1.72       19,860     1.77         --
Loans secured by savings deposits       8,849         0.69        8,292     0.74      5,141
Consumer and other                     14,400         1.13       10,316     0.92      4,179
                                   ---------------------------------------------------------

 Total loans                        1,277,235       100.00%    1,119,089   100.00%   612,349
                                   ---------------==========--------------------------------

Loans in process                      (38,742)                   (11,526)           (12,970)
Premium (discount) to record
 purchased loans, net                     479                     (1,366)            (8,925)
Unearned interest and loan fees        (2,344)                    (1,939)            (1,264)
Allowance for loan losses              (6,880)                    (5,703)            (2,158)
                                   ---------------------------------------------------------
 Total loans receivable, net      $ 1,229,748             $    1,098,555            $587,032
                                   =========================================================







            At December 31,
             ---------------
                 1994
                ------
                                    Percent
                                    -------

Real-estate mortgage loans:
 First lien residential                69.93%
 Multifamily                           12.27
 Residential construction               4.54
 Acquisition and development            2.30
 Commercial                             4.97
 Commercial construction                  --
Commercial, warehouse                   2.57
Commercial, PMSR                        1.90
Commercial, financial and industrial      --
Loans secured by savings deposits       0.84
Consumer and other                      0.68
                                      -------

 Total loans                          100.00%
                                      -------

Loans in process
Premium (discount) to record
 purchased loans, net
Unearned interest and loan fees
Allowance for loan losses
 Total loans receivable, net


     SCHEDULED  MATURITIES.             The following table sets forth certain
information at December 31, 1996 regarding the principal amount of loans maturing in the Bank's loans receivable portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. First lien residential mortgage, multifamily mortgage and commercial real estate loans are based on their contractual terms to maturity assuming no periodic amortization of principal.





                                  AT DECEMBER 31. 1996
                                 ----------------------
                          More than      More than       More than       More than      Over
            One year     one year to    three years    five years to   ten years to   twenty
            or less      three years   to five years     ten years     twenty years    years
--------------------------------------------------------------------------------------------
                                     (In thousands)

First lien residential mortgage      $5,512     $6,755   $8,406  $33,918  $168,019  $568,727
Multifamily mortgage                 31,207     88,450   16,864      508     2,457        --
Residential construction             35,957      9,028       --       --        --        --
Real estate acquisition and
 development                          5,184     16,919       --       --        --        --
Commercial real estate               15,301     39,837   23,700   14,275    25,891        --
Commercial construction                 805         71      135       --       400        --
Commercial, other                    69,807     16,199    9,937      975        --        --
Consumer and other                   11,343      5,923    4,279      906       798        --
                                 -----------------------------------------------------------

 Total loans                     $  175,116  $ 183,182 $ 63,321  $50,582  $197,565  $568,727
                                 ===========================================================






                                   Total
                                 ----------


First lien residential mortgage  $  791,337
Multifamily mortgage                139,486
Residential construction             44,985
Real estate acquisition and
 development                         22,103
Commercial real estate              119,004
Commercial construction               1,411
Commercial, other                    96,918
Consumer and other                   23,249
                                 ----------

 Total loans                     $1,238,493
                                 ==========



     The average maturity of loans is generally substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings or adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     The following table sets forth the amounts of loans due after one year from December 31, 1996 by category and which have fixed or adjustable rates.





                                            Interest-Rate
                                            --------------
                                                Fixed          Adjustable    Total
                                            --------------     ----------  ----------

                                            (In thousands)

First lien residential mortgage          $         195,298  $     590,527  $  785,825

Multifamily mortgage                                20,545         87,734     108,279

Residential construction                             8,628            400       9,028

Real estate acquisition and development                 --         16,919      16,919

Commercial real estate                              53,568         50,135     103,703

Commercial construction                                400            206         606

Commercial, other                                    4,182         22,929      27,111

Consumer and other                                  11,344            562      11,906
                                            -----------------------------------------
 Total                                   $         293,965  $     769,412  $1,063,377
                                            =========================================

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of CBS Mortgage for other institutions, GSEs or entities during the periods presented. See "Mortgage Banking Activities."




                                                                Year Ended December 31,
                                                              -------------------------
                                                            1996        1995        1994
                                                           -----------------------------
                                                                          (In thousands)

First lien mortgage loan originations:
 Adjustable rate                                           $3,542          $985   $ 12,760
 Fixed rate                                                 5,471           746      5,269
 Adjustable rate by correspondent lenders                  67,461        92,911      4,842
 Fixed rate by correspondent lenders                        4,058            --         --
Residential construction and
   acquisition and development loan originations          154,182        61,713     83,804
Warehouse loan originations                               887,252       549,628    388,303
PMSR loan originations                                     69,172        67,578     41,084
Multifamily loan originations                              67,657        42,366     26,013
Commercial real estate loan originations                   41,170        29,595     26,756
Commercial construction originations                        3,806            --         --
Commercial, financial and industrial loan originations     30,080         5,100         --
Consumer loan originations                                 22,256        12,429      7,236
                                                         -----------------------------------
   Total loan originations                              1,356,107       863,051    596,067
Purchase of residential mortgage loans                    115,928       298,613    144,290
Loans acquired (net) in connection with
acquisition and disposition transactions                    1,018       103,319      2,428
Purchase of multifamily and commercial real estate loans    4,604        25,045         --
Multifamily and commercial real estate
 loans transferred from Covered Assets                         --            --      6,671
                                                         ----------------------------------
   Total loan originations and purchases                1,477,657     1,290,028    749,456
                                                       ------------------------------------
Foreclosures                                                4,363         3,394      2,386
Principal repayments and reductions to
 principal balance                                      1,339,691       776,084    609,995
Residential loans sold                                         --           679        732
Total foreclosures, repayments and sales of loans       1,344,054       780,157    613,113
                                                      -------------------------------------
Amortization of premiums and discounts and
fees on loans                                               (485)         3,316      1,519
Provision for loan losses                                 (1,925)        (1,664)      (934)
                                                      -------------------------------------
   Net increase in loans receivable                   $  131,193     $  511,523   $136,928
                                                      =====================================

     The following table sets forth the number of bulk loan purchases and the amount of first lien residential mortgage loans acquired by the Bank through bulk purchases for the periods indicated.





                        Year Ended December 31,
                      -------------------------
                         1996       1995      1994
                      ---------  --------  --------
                   (Dollars in thousands)

Amount purchased  $    112,395  $296,452  $141,775
Number of bulk
 loan purchases              9        24        22



     Personnel from the Bank generally analyze loan bid packages, as they become available, and the Securities Investment Subcommittee of the Bank reviews the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The pricing with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages that it bids on to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan portfolios that meet the Bank's purchase criteria.

     Beginning in 1994, the Bank has been originating adjustable rate residential mortgage loans through approximately 18 correspondent lenders. The correspondents originate and immediately sell such loans to the Bank. All such loans are underwritten in accordance with the Bank's policies and procedures. During 1996, loans purchased from the correspondent lenders totaled $74.3 million.

     The Bank will directly sell mortgage loans and mortgage loan servicing from time to time in order to replace the loans and servicing with instruments which have higher credit quality and which generate less interest rate risk.

     While the Bank has the general authority to originate and purchase loans secured by real estate located anywhere in the United States, the largest concentration of its residential first lien mortgage and construction loan portfolios is secured by realty located in Texas. Other than in Texas, there are no other concentrations of ten percent or more.

     RESIDENTIAL CONSTRUCTION LENDING. The Bank initiated a construction lending program with local builders in the latter part of 1989 which has grown considerably since its inception. At the time of initiation of the program, management of the Bank surveyed the members of the residential construction industry in the Bank's Houston market area and targeted those companies which management believed, based upon its market research, to be financially strong
and  reputable.    Loans are made primarily to fund residential construction.
Construction loans are made on pre-sold and speculative residential homes only in well located, viable subdivisions and planned unit developments.

     The builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. The line of credit applications are processed by the loan administration and credit departments and are underwritten by the Lending Subcommittee. Loans to any one builder are limited to $5.0 million for new lines and $12.0 million for increases or renewals of existing lines if approved by this Committee, or up to the regulatory loans to one borrower limit if approved by the Board of Directors' Loan Committee. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit, which is generally 90 days to one year, the interest rate of the loans to be offered under the line, which is set at a rate above the local prime rate or LIBOR on the outstanding monthly loan balance, and the loan fees payable. When the builder desires to draw upon a short-term line of credit, it must make a separate loan application under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately underwritten and approved by at least two members of the Lending Subcommittee after the builder's master file is updated and reviewed. The Bank also funds construction loans outstanding to builders or individuals under individual construction loans.

     The terms of the Bank's construction loans are generally for nine months or less, unless extended by the Bank. If a construction loan is extended, the borrower is generally charged a loan fee for each 90 day extension period. The Bank reserves the right to extend any loan term, but generally does not permit the original term and all extensions to exceed 24 months without amortization of principal either in monthly increments or a lump sum.

     The Bank generally requires that construction loans be personally guaranteed by the borrower and its principals. The maximum loan-to-value ratio of any construction loan may not exceed the lesser of 80% of the appraised value of the collateral property, 80% of the proposed sale or contract price or 100% of the actual cost. All individual loans are limited in dollar amount based upon the project proposed by the builder. Draws for lot purchases are generally limited to the contracted sales price of the lot (to include escalations) not to exceed 100% of the lot's appraised value. Other special conditions which the Bank attaches to its construction loans include a requirement that limits the number and dollar amount of loans which may be made based upon unsold inventory. The Bank may also, in its sole discretion, discontinue making any further loans if the builder's unsold inventory exceeds a certain level from all lending sources or if the builder fails to pay its suppliers or subcontractors in a timely manner.

     The Bank provides construction financing for homes that generally are priced below $450,000, with most homes priced between $70,000 and $175,000. In this price range, the Bank has experienced the shortest duration of term, the highest annualized yield and the least likelihood of defaults because of the generally high number of pre-completion sales. The Bank will also make individual construction loans to builders or individuals on single homes or a panel of homes on substantially the same terms and conditions as loans granted under the Bank's line of credit program.

     At December 31, 1996, the Bank had $45.0 million in outstanding residential construction loans (net of loans in process). Of the construction loans outstanding at December 31, 1996, $35.6 million were to 16 builders originated under the Bank's line of credit program and $9.4 million were to builders or individuals under individual construction loans. At the present time, the Bank has approved builders in the Houston, Dallas, and Austin metropolitan areas and is selectively soliciting new builders for its residential construction lending program. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship. The Bank does not otherwise actively solicit construction loans directly or through the mass media.

     Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied residential real estate, due to the lender's reliance on the borrower to add to the estimated value of the property through construction within the budget set forth in the loan application. The Bank attempts to limit its risk exposure by, among other things: limiting the number of borrowers to whom it lends and establishing specific qualification requirements for borrowers generally; continually monitoring the general economic conditions in the market, recent housing starts and sales; continually monitoring the financial position of its borrowers throughout the term of the loan through periodic builder reports and inquiries to the builder's suppliers and subcontractors; continually monitoring the progress of the development through site inspections prior to loan disbursements; utilizing only qualified, approved appraisers; and requiring that the builder maintain a pre-approved ratio (generally not greater than 50%) of speculative to pre-sold homes in the development.

     MULTIFAMILY MORTGAGE AND COMMERCIAL REAL ESTATE LENDING. Beginning in 1993, the Bank initiated a program to actively seek loans secured by multifamily or commercial properties (primarily retail shopping centers). Multifamily mortgage and commercial real estate loans typically involve higher principal amounts and repayment of the loans generally is dependent, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are for a short to medium term of between one to seven years, and have floating rates or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are generally located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral. At December 31, 1996, multifamily mortgage loans totaling $139.5 million and commercial real estate loans of $119.0 million were outstanding. The decision to increase commercial real estate lending resulted primarily from the improvement in the local economies throughout Texas, which was caused by improved occupancy in retail centers together with an improvement in the quality of the borrowers seeking such loans. At December 31, 1996, the Bank had outstanding commercial real estate loans (acquired from Texas Capital) totaling approximately $32,000 that were on non-accrual status.

     The Bank began seeking multifamily mortgage and commercial real estate construction loans in 1996. The Bank will generally underwrite these loans, with principal balances up to $5.0 million, in the same way it currently underwrites its multifamily mortgage lending and will attempt to manage the risk of such loans by requiring that the builders provide more equity in the project than is required in refinancings, lending to those builders with strong financial statements and requiring that borrowers purchase, if required by the movement of general market interest rates, interest rate caps for their loans. At December 31, 1996, commercial construction loans totaling $4.0 million were outstanding.

     WAREHOUSE LENDING. Since 1992, the Bank has provided lines of credit to mortgage companies generally for their origination of single family residential loans which are normally sold no more than 90 days from origination to the Federal National Mortgage Association (the "FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or to private investors. The lines of credit are generally renewable annually. Borrowers pay the Bank a commitment and/or non-usage fee and pay interest on funds drawn at a floating rate. In addition, the Bank receives a fee for each loan file processed. The Bank holds the original mortgage loan notes and other documentation as collateral until repayment of the related lines of credit. The lines of credit may be drawn to the extent of 98.0% of the principal balance of the mortgages being financed or to the lesser of 100% of the sale commitment amount or the note amount of each mortgage being financed depending on the agreement. The Bank generally will not accept any loan older than 60 days as collateral and generally requires the originator to pay down the line for any loan held as collateral which is 90 days or older from the date of its origination. Thus, the overall security for the lines of credit is easily valued, highly liquid and turns over rapidly.

     Warehouse loans are underwritten in accordance with Bank policies and procedures. Interested loan originators who contact or are contacted by the Bank are asked to prepare a loan application which seeks detailed information
on  the  originator's  business.    After  evaluating  the  application  and
independently verifying the applicant's credit history, if the originator appears to be a likely candidate for approval, Bank personnel will visit the originator and review, among other things, its business organization, management, quality control, funding sources, risk management, loan volume and historical delinquency rate, financial condition, contingent obligations and regulatory compliance. The originator pays a fee for this review to offset a portion of the Bank's expense, which amount is deducted from the origination fee if the line of credit is approved. If the originator meets the established criteria, its application is submitted to the Lending Subcommittee for review and if required, is thereafter referred to the Board of Directors' Loan Committee.

     Bank personnel attempt to minimize the risk of making Warehouse loans by, among other things, (i) taking physical possession of the originator's collateral, (ii) directly receiving payment from secondary market investors when the loans are sold and remitting any balance to the borrower after deducting the amount borrowed for that particular loan, (iii) visiting the originator's office from time to time to review its financial and other records and (iv) monitoring each originator: (a) by periodically reviewing each originator's financial statements, loan production delinquency and commitment reports; and, (b) on an annual basis, by reviewing the originator's audited financial statements and the auditor's letter to the originator's board of directors.

     During 1996, the Bank originated $887.3 million of Warehouse loans and had such loans outstanding of $53.6 million at December 31, 1996.

     PMSR  LENDING.    Since  1992,  the  Bank  has  loaned  funds to mortgage
companies for their purchase of mortgage servicing rights or to finance the mortgage companies ongoing operations to originate and retain mortgage servicing. The mortgage companies receive fees for servicing mortgage loans which include collecting and remitting loan payments to FNMA, FHLMC and other investors. Loans of this nature generally have terms of one to five years, and are generally limited to the lesser of 65.0% of the price paid by the mortgage company for servicing rights, or the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). PMSR loans are made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment or non-usage fee. PMSR loans are collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other
investors  on  the  servicing  portfolio.    PMSR  loans  are  underwritten in
substantially the same manner as Warehouse loans. Bank personnel closely monitor PMSR borrowers on a semi-annual basis by, among other things, reviewing the borrower's financial condition and operations in the same manner as they do for Warehouse loans and by examining the value of the borrower's PMSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio does not exceed 70.0% during the life of the loan. If the continuing loan-to-value ratio exceeds that amount, the borrower is asked to repay a portion of the principal balance to maintain the ratio limit. At December 31, 1996, the Bank had $21.4 million in outstanding PMSR loans.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank has increased the number of loans originated to residential real estate builders and developers for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into saleable lots. The Bank lends only to the major developers in Houston with good track records and strong financial capacity and on property where substantially all of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 24 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold to builders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 1996, the Bank had $26.1 million of real estate acquisition and development loans outstanding.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program is a strategic goal of Bank management. The Texas Capital acquisition provided the Bank with an established commercial business lending program to small and medium sized companies primarily in the Houston and Austin metropolitan areas. In 1996, management continued to develop the infrastructure for commercial business lending in most of the Bank's major markets. The commercial, financial and industrial loans ("Commercial Business loans") are generally made to provide working capital financing or purchase financing to businesses and are generally secured by the borrower's working capital assets (i.e. accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e. operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) at a spread over prime rate and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to expand the acquired commercial business lending program, while managing the associated credit risk by monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 1996, Commercial Business loans outstanding totaled $22.0 million, of which $496,000 (acquired from Texas Capital) was on non-accrual status.

     CONSUMER LENDING. The Bank makes available traditional consumer loans, such as home improvement, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 1996, the Bank had $23.2 million in consumer loans outstanding, of which $8.8 million were savings deposit secured loans.

     Consumer loans (other than savings deposit secured loans) generally have shorter terms and higher interest rates than mortgage loans but usually involve greater credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, marital status, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities that it serves.

     The Bank's consumer loan lending territory approximates the markets served by its retail branches. Persons desiring consumer loans are typically individuals who have a pre-existing banking relationship with the Bank.

     ASSET QUALITY. The Bank, like all financial institutions, is exposed to certain credit risks related to the value of the collateral which secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Management of the Bank closely monitors the loan portfolio and the Bank's real estate acquired as a result of foreclosure ("REO") for potential problems on a weekly basis and reports to the Board of Directors on a monthly basis. When a borrower fails to make a required loan payment or other weaknesses are detected in a borrower's financial condition, the Bank attempts to determine an appropriate course of action by contacting the borrower. Delinquencies are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action. As a matter of policy, the Bank generally does not accept from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the foreclosed real estate is then included in the Bank's REO portfolio until it is sold.

     Upon acquisition, REO is recorded at the lower of unpaid principal balance adjusted for any remaining acquisition premiums or discounts less any applicable valuation allowance or estimated fair value, based on an appraisal, less estimated selling costs. All costs incurred from the date of acquisition forward relating to maintaining the property are recorded as a current expense.

     It is the Bank's general policy not to recognize interest income on loans past due 90 days or more. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current interest income. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, primarily if management believes that the individual loan is in the process of collection and the interest is fully collectible. At December 31, 1996, 1995 and 1994, the Bank had the following loans which were 90 days or more delinquent and were on accrual status:





                                          At December 31,
                                      -----------------------
                                       1996            1995         1994
                                      -------------------------------------
                                      (Dollars in thousands)

First lien single family mortgage     $ 106        $  --          $  --

Residential construction                 52           --             --

Commercial real estate                  881           --             --

Commercial, financial and industrial     14          231             --

Consumer                                142           --             --
                                    =========================================

 Total                              $ 1,195        $ 231          $  --
                                    =========================================



The following table sets forth information regarding the Bank's non-accrual loans and REO as of the dates shown.





                                                       At December 31,
                                                       ----------------
                                           1996                 1995           1994
                                     ----------------------------------------------------
                                                       (Dollars in thousands)

Non-accrual loans:
 First lien single family            $       12,238   $      12,925            $  6,077
   mortgage
 Residential construction                        --             353                --
 Commercial real estate                          32             965                --
 Commercial, financial and
   industrial                                   496             337                --
 Consumer                                        73              42                25
                                     --------------------------------------------------
 Total non-accrual loans                     12,839          14,622             6,102
Total REO                                     3,161           4,216               781
                                     -------------------------------------------------
Total nonperforming assets           $       16,000   $      18,838          $  6,883
                                     =================================================
Ratio of nonperforming
 assets to total assets                       0.56%           0.68%             0.30%
Ratio of non-accrual loans to total
 loans receivable                             1.04%           1.33%             1.04%
                                     ==================================================

     At December 31, 1996, approximately $816,000 in additional interest income would have been recorded in the year then ended on the above loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. For the year ended December 31, 1996, $507,000 in interest income was included in net income for these same loans prior to the time they were placed on non-accrual status.

     The increase in total nonperforming assets between 1994 and 1996 is largely attributable to the growth in the Bank's single family residential mortgage loan portfolio, which occurred primarily as a result of whole loan acquisitions through bulk purchases, and due to the loans acquired in the Texas Capital acquisition. At December 31, 1996, the Bank had 200 first lien residential mortgage loans in non-accrual status, aggregating $12.2 million, with an average balance of approximately $61,000. A total of 181 of these loans, with an aggregate balance of $10.3 million, were acquired through bulk loan purchases, 3 of these loans, with an aggregate balance of $26,000, were acquired through the Southwest Plan Acquisition and 2 of these loans, with an aggregate balance of $197,000, were acquired in the Texas Capital acquisition. Of the 181 residential mortgage loans acquired through bulk purchases, at December 31, 1996, 39 of such loans totaling $1.8 million were being serviced by other institutions, which constituted 4.6% of the $38.2 million of aggregate loans serviced by others.

     The commercial real estate and commercial, financial and industrial loans on non-accrual status at December 31, 1996 were acquired in the Texas Capital acquisition.

     At December 31, 1996, nonperforming assets included REO with an aggregate book value of $3.2 million. At such date, the Bank's REO consisted of 36 single family residential properties and six commercial properties (also acquired from Texas Capital).

     At December 31, 1996, in addition to the loans in non-accrual status, the Bank had $8.0 million in loans classified as substandard, $126,000 classified as loss and $10.0 million of loans designated as "special mention" for regulatory purposes. Of these loans, $2.5 million of the substandard loans and $1.3 million of the "special mention" loans were acquired from Texas Capital. The loans classified as loss at December 31, 1996 were consumer loans specifically provided for in the allowance for loan losses allocation at that date. Loans designated as "special mention" are not currently required to be classified for regulatory purposes but have potential weaknesses or risk characteristics that could result in future problems.

     On January 1, 1995, the Bank adopted the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards No. 114 (Statement 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement 118. Under Statement 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Statement 114 requires that the measurement of impaired loans be based on (i) the present value of the expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the loan's collateral. Statement 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Bank collectively reviews all first-lien residential loans under $500,000 as a group and all consumer and other loans as a group for impairment, excluding loans in which foreclosure is probable. The adoption of Statement 114, as amended by Statement 118, had no material impact on the Bank's consolidated financial statements as the Bank's existing policy of measuring loan impairment was generally consistent with methods prescribed in these standards.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At
December 31, 1996, the carrying value of loans that are considered to be impaired under Statement 114 totaled approximately $725,000 (all of which were on non-accrual) and the related allowance for loan losses on those impaired loans totaled $524,000. The average balance of impaired loans during the year ended December 31, 1996 was approximately $846,000. For the year ended
December 31, 1996, the Bank did not recognize interest income on loans considered impaired.

     The Bank had loaned $77.1 million at December 31, 1996, under its residential construction lending program to multiple borrowers who are engaged in similar activities. These borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential Construction Lending." Except for concentrations in its Warehouse lending lines, the Bank had no other loan concentrations. At December 31, 1996, the Bank had $53.6 million of Warehouse loans outstanding. See "Warehouse Lending."

ALLOWANCE FOR LOAN LOSSES. The Bank maintains loan loss allowances to absorb future and known losses that may be realized on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.






                                             Year Ended December 31,
                                            -------------------------
                                          1996           1995       1994
                                      ----------------------------------------
                                                 (Dollars in thousands)

Balance at beginning of year          $   5,703   $      2,158   $  1,527
Total charge-offs, net(1)                  (748)          (387)      (303)
Provisions for loan losses                1,925          1,664        934
Acquisition allowance adjustment(2)          --          2,268         --
                                      ------------------------------------
Balance at end of the year            $   6,880   $      5,703   $  2,158
                                      ====================================
Ratio of net charge-offs during the
period to average net loans
outstanding during the period              0.06%          0.05%      0.06%
                                      ====================================




1Net charge-offs in all years are fully attributable to single family residential loans, except for $154,000 in 1996 and $45,000 in 1995, which are attributable to consumer and other loans. Net charge-offs also include recoveries of $103,000 in 1996, $17,000 in 1995 and $26,000 in 1994.

2The acquisition allowance adjustment in 1995 represents the amount allocated to the allowance for loan losses during the year in connection with (i) a bulk loan package acquired and (ii) the loans acquired in the Texas Capital acquisition.

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.





                                                      At December 31,
                                                     ----------------
                                               1996             1995         1994
                                             -------            -----        -----
                                          (In thousands)

First lien residential mortgage                $    2,217  $      2,992  $  1,191
Multifamily mortgage                                  369           249       188
Residential construction                              223           307       278
Real estate acquisition and development               261           130       142
Commercial real estate                              1,151         1,072       152
Commercial construction                                20            --        --
Commercial, Warehouse and PMSR                        361           230        98
Commercial, financial and industrial                  985           395        --
Consumer and other                                    374           177       109
Unallocated                                           919           151        --
                                                 --------------------------------
                                              $     6,880  $      5,703  $  2,158
                                                 ================================

     The following table sets forth the allocation of the provision (reduction of allowance)for loan losses by loan type during the periods indicated.





                                                        At December 31,
                                                        ----------------
                                                  1996           1995         1994
                                               --------          -----       ------
                                                        (In thousands)

First lien residential mortgage           $       (180)  $      1,032      $   743
Multifamily mortgage                               120             23           60
Residential construction                           (84)           (67)        (174)
Real estate acquisition and development            131            (25)         106
Commercial real estate                              79            479          128
Commercial construction                             20             --           --
Commercial, Warehouse and PMSR                     131            132          (49)
Commercial, financial and industrial               618             --           --
Consumer and other                                 322             90          120
Unallocated                                        768             --           --
                                              -------------------------------------
 $                                               1,925   $      1,664      $   934
                                              =====================================



     Provisions for loan losses, currently $450,000 per quarter, are charged to earnings to bring the total allowance to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of nonperforming assets, industry standards, regulatory policies, generally accepted accounting principles, general economic conditions, particularly as they relate to the Bank's lending area, and other factors related to the collectibility of the Bank's loan portfolio.

     The Bank periodically reviews its loan loss allowance policy, at a minimum, annually. As a result of a comprehensive revision of such policy in 1996, the Bank changed its method of assessing the adequacy of the allowance for loan losses. The revised policy provides that the Bank will annually establish a monthly provision amount to be added to the allowance for loan losses and the resultant allowance will be "tested" monthly for adequacy based on the allocation methodology described below. The policy provides that any "excess" based on this calculation will be maintained in the allowance for loan losses as "unallocated". The minimum allowance allocation to first lien residential mortgage loans greater than 90 days delinquent is a general allocation of 5% of the aggregate net book value. All other first lien residential mortgage loans are allocated a general allowance of 0.10% of the aggregate net book value. The Bank generally allocates the allowance to multifamily, residential construction, commercial construction, real estate acquisition and development, commercial real estate, Warehouse, PMSR, Commercial Business and consumer and other loans in the following percentages of outstanding principal amounts: 0.25%, 0.25%, 0.50%, 1.0%, 0.50%, 0.25%,
0.50%, 1.0-2.0% and 1.0%. In addition, a general allowance allocation is calculated on unfunded commitments and letters of credit using the general allowance percentages described above for the applicable loan type. Specific allowances are established by management on specific loans as considered necessary.

     The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its low level of nonperforming loans and its nominal loss experience. Management continues to review its loan portfolio to determine whether its loan loss allowance policy should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the FDIC and the Department, as an integral part of their examination processes, periodically review the Bank's loan loss allowances. These agencies may require the Bank to establish additional loan loss allowances, based on their respective judgments of the information available at the time of the examinations.

MORTGAGE  BANKING  ACTIVITIES

     LOAN ORIGINATIONS AND SALES. Through 1995, the Bank's wholly-owned subsidiary, CBS Mortgage, originated loans for the Bank and for others secured by first lien mortgages on completed single family residences located principally in the Houston metropolitan area and in geographic areas surrounding the Bank's branch locations. Beginning on January 1, 1996, the origination function was performed by the Bank, with CBS Mortgage's activities then limited to primarily loan servicing. The Bank's present policy is to originate and sell to third party investors residential mortgage loans principally to generate fee income, while avoiding the interest rate and credit risk associated with holding fixed rate mortgage loans in portfolio. During the years ended 1996, 1995 and 1994, the Bank (in 1996) and CBS Mortgage (in 1995 and 1994) originated or purchased with the intent to sell $11.2 million, $8.8 million and $25.0 million, respectively, of single family residential mortgage loans and sold $11.7 million, $8.3 million and $10.2 million, respectively, of such loans to secondary market investors ("SMI"). During 1996, 1995 and 1994, the Bank (in 1996) and CBS Mortgage (in 1995 and
1994) originated residential real estate loans for portfolio totaling $9.0 million, $1.7 million, and $18.0 million, respectively.

     "Pipeline risk," which is inherent in mortgage lending operations, arises when the originator of a loan makes an uncovered commitment to lend funds to a borrower at a locked-in rate of interest over the period of time which is required for the lender to close and/or sell the loan. The risk is that market rates of interest will move higher in the period between the time of commitment and the time of funding the loan, and the lender will thereafter have difficulty finding a buyer for such loan at a break-even or better price.
 Management of the Bank and of CBS Mortgage believes that its loan origination strategy eliminates to a large extent any "pipeline risk." The majority of applications taken are accepted on the basis that rates will be set immediately prior to closing. Applications that carry a locked in rate are covered for interest rate risk by the use of the forward sales of mortgage-backed securities or by registering each loan with an investor that offers loan-by-loan protection until closing and delivery to the investor.

     Through 1995, CBS Mortgage made available a variety of mortgage products designed to respond to consumer needs and competitive factors. Beginning on January 1, 1996, with the transfer of the origination function, these mortgage products were being made available from the Bank. Conventional conforming loans that are secured by first liens on completed residential real estate are originated for up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% require the borrower to purchase private mortgage insurance from approved third party insurers. Conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by FNMA or FHLMC, which is presently $203,150, or loans that do not otherwise meet the criteria established by FNMA or FHLMC) are also originated. Such loans are originated based on underwriting guidelines or standards required by the SMI to whom such loans are intended to be sold. During 1996, fewer than 10% of the mortgage loans originated by the Bank were non-conforming mortgage loans.

     In addition to 15-year and 30-year conventional mortgages, CBS Mortgage offered, and now the Bank offers special products designed to provide lower rates of interest or lower principal and interest payments to its customers. Borrowers may choose from a wide variety of combinations of interest rates and points on many of its products so that its customers may elect to pay higher points at closing and lower interest over the life of the loan, or pay a higher interest rate and reduce the points payable at closing. In addition, from time to time mortgages are offered in the following categories: those which allow the borrower to make lower monthly payments for the first one, two or three years of the loan; fixed rate mortgages; and adjustable rate mortgages having interest rate adjustments every one, five or seven years based upon a specified independent index.

     Borrower demand for adjustable rate mortgage loans compared to fixed rate mortgage loans is a function of interest rate levels, consumer expectations for changes in interest rate levels and the difference between interest rates and loan fees offered for fixed rate mortgage loans and for adjustable rate mortgage loans. The Bank's and CBS Mortgage's loan origination volume has been subject to some minor seasonal variations, with the heaviest demand in the late spring and summer months. Loan demand is also affected by the general interest rate environment and, to a large measure, by the general state of the local economy.

     During times of relatively lower market interest rates, demand by previous borrowers for refinancings increases. Refinancings are not solicited by CBS Mortgage or the Bank. However, if a request for a refinancing is received, borrowers are offered current mortgage loan products. Refinancings are processed in a manner identical to original originations and are charged the same fees as charged for original originations.

     LOAN SERVICING. CBS Mortgage services residential real estate loans owned by the Bank as well as for others, including FNMA, FHLMC and other private mortgage investors. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest-bearing accounts at the Bank. At December 31, 1996, the Bank had $5.5 million deposited in such escrow accounts.

     CBS Mortgage receives fees for servicing mortgage loans, which generally range from 0.250% to 0.375% per annum on the declining principal balance of fixed rate mortgage loans and from 0.375% to 0.500% per annum on the declining principal balance of adjustable rate mortgage loans. Such fees serve to compensate CBS Mortgage for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. For the years ended 1996, 1995 and 1994, the Bank earned $3.0 million, $3.5 million and $3.7 million, respectively, in conjunction with CBS Mortgage's loan servicing. Servicing fees are collected by CBS Mortgage out of the monthly mortgage payments made by borrowers.

     CBS Mortgage's servicing portfolio is subject to reduction by normal amortization, by prepayment or by foreclosure of outstanding loans. At December 31, 1996, 1995 and 1994, CBS Mortgage had an aggregate loan servicing portfolio of $1.7 billion, $1.7 billion and $1.5 billion, respectively. Of these amounts at such respective dates, CBS Mortgage serviced loans for the Bank aggregating $958.2 million, $824.6 million and $481.8 million and loans for others aggregating $776.7 million, $900.7 million and $1.0 billion. At December 31, 1996, 55.2% of the dollar value of loans being serviced by CBS Mortgage was for the Bank, 16.1% was being serviced for FHLMC, 26.6% was being serviced for FNMA and 2.1% was being serviced for others. At December 31, 1996, $33.4 million of the loans serviced for private mortgage investors were being subserviced for CBS Mortgage by a third party mortgage company.

     Beginning in 1990, in order to increase the size of its loan servicing portfolio, CBS Mortgage began to purchase bulk packages of mortgage servicing rights from the Federal government and other institutions on a competitive bid basis. The PMSRs, which were acquired in 1990 and 1991, were primarily conventional loans secured by real property. The bulk purchase market for loan servicing was attractive to purchasers in the early 1990s due to the relatively large amounts of such servicing rights that were being sold by banks and thrift institutions due to the introduction of new regulatory capital standards, and by the Resolution Trust Corporation as part of its liquidation function. Prices bid on these bulk offerings ranged from 0.35% to 1.25% of the principal balance of the underlying mortgages. Between 1992 and 1994, CBS Mortgage pursued the purchase of PMSRs from private institutions. The packages of servicing rights purchased from the private institutions during this period were purchased at prices which have generally ranged between 0.82% to 1.47% on the principal balances of the underlying mortgages. No servicing rights were purchased by CBS Mortgage in 1996 or 1995. As of December 31, 1996, an aggregate of $776.7 million of CBS Mortgage's $1.7 billion servicing portfolio, or 44.8%, was loans serviced for others. At December 31, 1996, CBS Mortgage had no commitments for further purchases of PMSRs.

     The amount, if any, by which PMSRs exceed the lower of 90% of determinable fair market value, 90% of origination cost or current amortized book value must be deducted from capital in calculating regulatory capital. See "Regulation - Regulatory Capital Requirements." At December 31, 1996, there were no deductions from capital for PMSR valuation adjustments.

     The following table sets forth certain information regarding CBS Mortgage's servicing portfolio of mortgage loans for the periods indicated.





                                             Year Ended December 31,
                                           -------------------------
                                          1996               1995     1994
                                   ---------------------------------------------
                                     (In thousands)

Beginning servicing portfolio   $     1,725,400  $      1,511,263  $ 1,239,756
                                      ----------------------------------------
Loans originated(1)                          --             8,810       24,965
Bulk servicing acquired                      --                --      323,149
Bank loan originations                  104,023            68,960       52,769
Bank whole loans acquired               185,176           390,230      139,621
                                      ----------------------------------------
 Total servicing originated
 and acquired                           289,199           468,000      540,504
                                      ----------------------------------------
Loans sold servicing
 released                                    47             2,602          210
Amortization and payoffs                273,219           246,223      263,903
Foreclosures                              6,244             5,038        4,884
                                      ----------------------------------------
 Total servicing reductions             279,510           253,863      268,997
                                      ----------------------------------------
Ending servicing portfolio      $     1,735,089  $      1,725,400  $ 1,511,263
                                      ========================================


________________________

1Includes  loans  originated  for  the  Bank  in  1995  and  1994.

MORTGAGE-BACKED  SECURITIES

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 1996, the Company's mortgage-backed securities portfolio (including $180.7 million of mortgage-backed securities available-for-sale), net of unamortized premiums and unearned discounts, amounted to $1.5 billion, or 53.0%, of total assets. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to
purchase  these  securities.    At  December  31,  1996,  the  Company's  net
mortgage-backed  securities  had  an  aggregate  market value of $1.5 billion.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.





                                        At December 31,
                                    1996            1995      1994
                                 ----------      --------     ------

                              Amount      Percent    Amount  Percent    Amount       Percent
                           -----------------------------------------------------------------
                                                (Dollars in thousands)

Held-to-maturity:
 REMICS                $  1,213,849       90.25%  $1,241,999    89.00%  $1,426,757    88.90%
 FNMA certificates           77,324        5.75       90,061     6.45      101,633     6.33
 GNMA certificates           33,900        2.52       39,363     2.82       44,843     2.79
 Non-agency certificates     19,826        1.48       24,091     1.73       30,431     1.90
 FHLMC certificates              --          --           --       --        1,239     0.08
 Interest-only securities        38          --           55       --           81       --
                          ------------------------------------------------------------------
                          1,344,937      100.00%   1,395,569   100.00%   1,604,984   100.00%
                                        ========               =======               =======
 Unamortized premium          3,153                    3,841                 4,550
 Unearned discount           (3,503)                  (3,657)               (3,695)
                          ------------------------------------------------------------------
Total held-to-maturity   $1,344,587               $1,395,753            $1,605,839
                         ===================================================================

Available-for-sale:
 REMICS                  $  185,651      100.00%  $  186,505    99.52%  $   32,978   100.00%
 Non-agency certificates         --        0.00          908     0.48           --       --
                         -------------------------------------------------------------------
                            185,651      100.00%     187,413   100.00%      32,978   100.00%
                                        ========               =======               =======
 Unamortized premium             33                       44                     6
 Unearned discount             (255)                    (284)                   --
 Net unrealized loss         (4,773)                    (759)                 (735)
                         -------------------------------------------------------------------
Total available-for-sale  $ 180,656               $  186,414            $   32,249
                         ===================================================================

Total mortgage-backed
 securities              $1,525,243               $1,582,167            $1,638,088
                         ===================================================================



     The mortgage-backed securities which the Bank purchases and maintains in portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "A" or better by the national securities rating agencies, certain types of collateralized mortgage obligations ("CMOs") and interest-only ("IO") certificates. The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental (GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Bank that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities earn a credit rating of "A" or better from one or more of the national securities rating agencies.

     A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Bank has never invested in, and does not intend to invest in, residual interests in CMOs. CMOs and other mortgage-backed securities may be structured as Real Estate Mortgage
Investment  Conduits  ("REMICs")  for  U.S.  Federal  income  tax  purposes.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except IO securities or the residual interests in CMOs) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation - Regulatory Capital Requirements."

     The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as IOs) which possess average life or price volatility in excess of a benchmark fixed rate 30 year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, the security may remain in the held-to-maturity portfolio as long as the institution has the positive intent to hold the security to maturity and has a documented plan in place to manage the higher risk. At December 31, 1996, the Bank had mortgage-backed securities considered "high risk" with a recorded booked value of approximately $114.3 million. These securities were not considered "high risk" at purchase, but were later found to be "high risk" based on the results of the required tests. The Bank has the positive intent to hold these securities to maturity and has documented the Bank's plan to manage the higher risk of these securities. If the Bank should elect to consider a new type of security for its portfolio, the Bank intends to ascertain in advance that the security does not fail any of the tests that will qualify it as a "high risk mortgage security." The Bank will not purchase any security that fails such tests unless it has in place a documented plan to manage the higher risk of that security and has approval from the Board of Directors.

The following table sets forth the Company's activities with respect to mortgage-backed securities (including held-to-maturity and available-for-sale) during the periods indicated.





                                                             Year Ended December 31,

                                                      1996           1995       1994
                                               ----------------------------------------
                                                                 (In thousands)

Mortgage-backed securities
held-to-maturity purchased                     $       ---        $ 52,741   $511,847
                                               --------------------------------------

Available-for-sale securities sold(1)                  864          72,298        794

Amortization of premiums, net of discount
accretion                                              552             495      1,589

Change in unrealized loss on mortgage-backed
securities available-for-sale                        4,013              24        735

Principal repayments on mortgage-backed
securities                                          51,495           35,845    195,545
                                               ----------------------------------------
   Total decrease                                   56,924          108,662    198,663
                                               ----------------------------------------
Net increase (decrease) in mortgage-backed
securities                                    $    (56,924)        $(55,921)  $313,184
                                                ======================================





1Securities sold in 1995 after reclassification from held-to-maturity portfolio pursuant to the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

     On January 1, 1994, the Company adopted the FASB Statement of Financial Accounting Standards No. 115 (Statement 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with Statement 115, the Company classifies securities as either held-to-maturity or available-for-sale. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to
maturity.    Securities  held-to-maturity  are  recorded  at  amortized cost.
Permanent declines in the value of held-to-maturity securities are charged to earnings in the periods in which the declines are determined. Securities available-for-sale are securities other than those held-to-maturity or for trading purposes and are recorded at fair value, with unrealized gains and losses excluded from earnings and recorded as a separate component of stockholders' equity. In connection with the adoption of Statement 115, in 1994 the Company transferred approximately $50.8 million of mortgage-backed securities to the available-for-sale category. Realized gains and losses on securities are recorded in earnings in the year of sale based on the specific identification of each individual security sold. Premiums and discounts on mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion being adjusted when the prepayments are received.

     In November 1995, the FASB issued the Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Provisions in this Special Report granted all entities a one-time opportunity, until no later than December 31, 1995, to reassess the appropriateness of the classifications of all securities held and to account for any resulting reclassifications at fair value in accordance with Statement 115. The provisions of the Special Report also directed that any reclassifications as a result of this one-time reassessment would not call into question the intent to hold other debt securities to maturity in the future. In accordance with this Special Report, on November 20, 1995, the Company reclassified approximately $226.6 million of mortgage-backed securities to the available-for-sale category. These mortgage-backed securities reclassified to the available-for-sale category were primarily COFI securities and gave the Company the opportunity to somewhat change the composition of the portfolio by selling certain securities if that was considered necessary. In 1996 and 1995, the Company sold $864,000 and $72.3 million, respectively, of these mortgage-backed securities available-for-sale.

INVESTMENT  ACTIVITIES

     Under the Texas Savings Bank Act (the "Act"), the Bank is permitted to invest in obligations of, or guaranteed as to principal and interest by, the United States or the State of Texas, in the stock or in any obligations or consolidated obligations of the FHLB, and in various other specified instruments. The Bank holds investment securities from time to time to help meet its liquidity requirements and as temporary investments until funds can be utilized to purchase mortgage-backed securities, residential mortgage loans or to originate construction loans for the Bank's portfolio. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources."

SOURCES  OF  FUNDS

     GENERAL. Advances from the FHLB, deposits, sales of securities under agreements to repurchase and maturities and principal repayments on loans and mortgage-backed securities have been the major sources of funds for use in the Bank's lending and investments, and for other general business purposes. Management of the Bank closely monitors rates and terms of competing sources of funds on at least a weekly basis and utilizes the source which is the more cost effective.

     DEPOSITS. The Bank's market for deposits is competitive, which has necessitated the Bank's emphasis on primarily short term certificate accounts that are more responsive to market interest rates than savings accounts. The Bank offers a traditional line of deposit products which currently includes savings, interest-bearing checking (NOW), noninterest-bearing checking, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. During 1996 and early in 1997, the Bank began to offer a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts, the amounts of which, in 1996, are not material for separate presentation.

     The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.



                                               At December 31,
                                             ----------------
                                       1996(1)                  1995(2)

                                                  Percent               Percent
                                                    of                     of
                                       Amount     Deposits    Amount    Deposits
                               --------------------------------------------------------

                                        (Dollars in Thousands)

Demand deposit accounts:
 Noninterest-bearing checking        $ 85,259       6.50%  $        81,207     6.31%
 NOW                                   56,862       4.34            47,476     3.69
 Savings                               22,135       1.69            22,374     1.74
 Money market demand                  151,046      11.52           165,214    12.83
                                   -------------------------------------------------
   Total demand deposit accounts      315,302      24.05           316,271    24.57
                                   -------------------------------------------------
Certificate accounts:
 Within 1 year                        772,690      58.94           704,966    54.76
 1-2 years                            158,583      12.10           188,400    14.63
 2-3 years                             40,961       3.12            32,556     2.53
 3-4 years                             18,268       1.39            29,717     2.31
 4-5 years                              5,064       0.39            15,210     1.18
 Over 5 years                             165       0.01               319     0.02
     Total certificate accounts       995,731      75.95           971,168    75.43
                              ------------------------------------------------------
                                    1,311,033     100.00%        1,287,439   100.00%
                                                =========                   =========
 Discount to record
   savings deposits at fair value, net   (198)                       (355)
                                    ------------------------------------------------
     Total                        $ 1,310,835             $     1,287,084
                                   ===========                  ==========










                                         At December 31,
                                              1994(3)

                                                      Percent
                                                        of
                                           Amount     Deposit
                                       (Dollars in thousands)

Demand deposit accounts:
 Noninterest-bearing checking           $   39,656     3.48%
 NOW                                        25,477     2.23
 Savings                                    22,146     1.94
 Money market demand                       204,188    17.90
                                        --------------------
   Total demand deposit accounts           291,467    25.55
                                        --------------------
Certificate accounts:
 Within 1 year                             640,021    56.11
 1-2 years                                 125,578    11.01
 2-3 years                                  24,901     2.18
 3-4 years                                  28,610     2.51
 4-5 years                                  29,673     2.60
 Over 5 years                                  407     0.04
                                        --------------------
     Total certificate accounts            849,190    74.45
                                        --------------------
                                         1,140,657   100.00%
                                         ===================
 Discount to record
   savings deposits at fair value, net      (1,035)
                                        -----------
     Total                              $1,139,622
                                        ===========


_______________
1In 1996, the Bank assumed approximately $11.1 million in net deposits in connection with the exchange of three branch offices for one and the sale of another branch office.
2In 1995, the Bank assumed approximately $157.2 million in deposits in connection with the acquisition of five branch offices of another financial institution.
3In 1994, the Bank assumed approximately $150.2 million in deposits in connection with the acquisition of eight branch offices of another financial institution.

     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.






                                                Year Ended December 31,
                                               -------------------------
                                   1996                   1995                1994
                                            --------------------------------------
                                                    (Dollars in Thousands)
                              Average    Average     Average   Average    Average    Average
                              Balance    Rate Paid   Balance  Rate Paid   Balance  Rate Paid
                               -----------------------------------------------------------

Demand deposit accounts:
 Noninterest-bearing checking  $85,469      --%  $   62,164      --%  $   54,831        --%
 NOW                            49,181    2.07       29,904    2.06       22,041       1.79
 Savings                        22,104    2.32       20,162    2.52       21,754       2.49
 Money market demand           157,933    3.64      156,730    3.61      214,092       3.11
Certificate accounts           970,433    5.42      909,992    5.49      707,324       4.34
                             --------------------------------------------------------------
 Total deposits             $1,285,120    4.66%  $1,178,952    4.81%  $1,020,042       3.75%
                             ===============================================================






     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 1996, which mature during the periods indicated.


                                                    Amounts at December 31, 1996 Maturing
                                                             (In thousands)
                                                  ---------------------------------------
                                                           One Year
                               Amounts at December 31,     or Less
                           ---------------------------------------
                            1996           1995
                          ----------     ---------
                                (In thousands)

Certificate accounts:
2.00% to 3.99%               $14,835      $14,387        $14,223
4.00% to 5.99%               871,852      721,943        715,884
6.00 to 7.99%                104,092      223,310         40,363
8.00 to 9.99%                  4,686        6,513          2,053
10.00% to 11.99%                 266        5,015            167
                         -----------------------------------------
Total                       $995,731     $971,168       $772,690
                         =========================================










                                                    Greater than
                        Two Years   Three Years     Three Years
                        ----------------------------------------



Certificate accounts:
2.00% to 3.99%              376       $    95       $   141
4.00% to 5.99%          136,942        11,565         7,461
6.00 to 7.99%            19,495        28,438        15,796
8.00 to 9.99%             1,766           768            99
10.00% to 11.99%              4            95            --
                        -----------------------------------
Total                   158,583       $40,961       $23,497
                        ===================================

     Certificates maturing within one year consist primarily of six month and one year certificates. Historically, a majority of such certificate holders roll over their balances into new certificates with similar terms at the Bank's then current interest rates. The Bank believes that its pricing strategy will help the Bank to achieve balance levels deemed appropriate by management on a continuing basis.

     The following table sets forth the net deposit flows of the Bank during the periods indicated.





                                           Year Ended December 31,
                                          -------------------------
                                          1996        1995        1994
                                          --------     -------     -------
                                               (In thousands)

Net increase (decrease) before
 interest credited(1)                $   (34,707)  $   91,052  $   77,893
Interest credited                         58,458       56,410      38,624

Net deposit increase                 $    23,751   $  147,462  $  116,517
                                        ========     =======     =======




1For the years ended December 31, 1996, 1995 and 1994, reflects the effect of the assumption of $11.1 million, $157.2 million and $150.2 million of net deposit liabilities in connection with branch office transactions in each respective year. The net deposit outflow in 1996 was primarily due to financial disintermediation as described below.

     The following table sets forth the amount of the Bank's certificates of deposits which are $100,000 or more by time remaining until maturity as of December 31, 1996.




                               At December 31, 1996
                                ----------------------
                               Number of            Deposit
                                accounts            Amount
                         ----------------------     -------
                         (Dollars in thousands)

Three months or less               277            $   29,242
Over three through six
 months                            265               29,599
Over six through twelve
 months                            280               29,397
Over twelve months                 190               21,133
   Total                         1,012           $  109,371
                             ==========       =============



     The Bank's deposits are obtained primarily from residents of central and south Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's customers. The Bank uses traditional marketing methods to attract new customers and savings deposits, including newspaper advertising. Through 1996, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. The Bank did, however, acquire deposits, classified on the books and records of a prior entity as brokered, through the branch acquisition in 1994.
 In addition, in early 1997, the Bank has begun the solicitation of deposit accounts through a "money desk." Money desk rates are only offered to institutions (primarily credit unions and municipal utility districts) and are generally up to 50 basis points higher than on regular certificate of deposit accounts.

     Management of the Bank intensified its deposit product marketing beginning in 1993 in order to increase its share of core deposits in the markets in which it operates. Management believes that the combination of the new packaged deposit products (which generally have higher minimum balance requirements and which provide value-added incentives to the customer, such as, for example, free traveler's checks, reduced or waived monthly service charges and free money orders) plus increased advertising, sales training, branch promotion and cross-selling of products will help maintain the volume of the Bank's deposits and strengthen customer relationships without requiring the Bank to alter its deposit pricing strategy. The Bank's management also believes that such efforts will assist the Bank in maintaining deposits, particularly during periods of relatively low deposit rates, which might otherwise flow out of the institution due to disintermediation (the movement of funds away from savings institutions and into direct investment vehicles such as government and corporate securities and mutual funds). Notwithstanding this plan, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by general money market conditions.

     The Bank also provides its customers with the opportunity to invest in mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's financial condition.

     BORROWINGS. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.





                                     At or For the Year
                                     Ended December 31,
                                   -----------------------
                                                           1996          1995         1994
                                                       ----------     --------     --------

                                   (Dollars in thousands)

FHLB advances:

 Average balance outstanding       $                      387,296   $  367,895   $  511,407

 Maximum amount outstanding
   at any month-end during the
   period                                                 491,930      405,016      914,279

 Balance outstanding at end of
   period                                                 409,720      312,186      386,036

 Average interest rate during the
   period                                                   5.62%        6.01%        4.46%

 Average interest rate at end of
   period                                                   5.61%        5.88%        5.99%

Securities sold under agreements
 to repurchase:

 Average balance outstanding       $                     930,706   $  752,427   $  593,054

 Maximum amount outstanding
   at any month-end during the
   period                                              1,022,085      993,832      763,952

 Balance outstanding at end of
   period                                                966,987      993,832      645,379

 Average interest rate during the
   period                                                   5.52%        5.98%        4.65%

 Average interest rate at end of
   period                                                   5.55%        5.78%        6.16%



     The  Bank  obtains  long  term,  fixed rate and short term, variable rate advances from the FHLB upon the security of certain of its residential first mortgage loans, mortgage-backed securities and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB advances are generally available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase  of  loans  receivable  and  mortgage-backed  securities.

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include a variable rate line of credit, various short-term, variable rate advances and long term, fixed and variable-rate advances. At December 31, 1996, the Bank had total FHLB advances of $409.7 million at a weighted average interest rate of 5.61%.

     The Bank also obtains funds from the sales of securities to investment dealers and the FHLB under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price less than the original sales price. The difference in the sale price
and  purchase  price  is  the  cost  of  the  use  of  the  proceeds.    The
mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Bank has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Bank's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 1996, the Company had $967.0 million in borrowings under reverse repurchase agreements at a weighted average interest rate of 5.55%. At December 31, 1996, the Company had amounts of securities at risk under securities sold under agreements to repurchase with three individual counterparties which exceeded ten percent of stockholders' equity. The amount at risk with Solomon Brothers Inc. was $12.3 million with an average maturity of 708 days at December 31, 1996. The amount at risk with Credit Suisse First Boston Corporation was $33.6 million with an average maturity of 20 days at December 31, 1996. The amount at risk with Goldman Sachs was $38.3 million with an average maturity of 27 days at December 31, 1996.

     The Securities Investment Subcommittee of the Bank attempts to match the maturity of reverse repurchase agreements with particular repricing dates of certain assets in order to maintain a pre-determined interest rate spread. The Bank's objective is to minimize the increase or decrease in the interest rate spread during periods of fluctuating interest rates from that which was contemplated at the time the assets and liabilities were first put on the Bank's books. The Bank attempts to alter the interest rate risk associated with the reverse repurchase agreements through the use of interest rate swaps and interest rate caps purchased from the FHLB and certain large securities dealers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in Item 7 hereof.

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10.0% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 1996, the Bank was authorized to have a maximum investment of approximately $287.3 million in its subsidiaries.

     At December 31, 1996, the Bank had two active wholly-owned subsidiaries, the activities of which are described below. At December 31, 1996, the Bank's aggregate equity investment in all of its subsidiaries was $7.1 million and the total amount of conforming loans outstanding to such subsidiaries was $1.1 million.

     CBS MORTGAGE CORP. The Bank is the sole stockholder of CBS Mortgage, a Texas corporation formed in 1989 to engage in the business of originating, purchasing, selling and servicing loans secured by first lien mortgages on completed one-to four-family dwelling units. Beginning on January 1, 1996, the origination, purchasing and selling functions of the Company were performed by the Bank, with CBS Mortgage's activities then limited to primarily loan servicing. For a detailed discussion of CBS Mortgage's business operations, see "Mortgage Banking Activities."

     The Bank and CBS Mortgage have entered into a ten year mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $15.0 million revolving line of credit to be drawn upon from time to time by CBS Mortgage to finance the acquisition of PMSRs and, prior to 1996, the origination or acquisition of mortgage loans and the holding of such loans until they were sold, delivered or pledged to secondary market investors.

     The advances drawn by CBS Mortgage are secured by a promissory note payable upon demand. Interest on the funds advanced by the Bank is payable monthly at the local prime rate plus 1% per annum. The promissory note between the Bank and CBS Mortgage provides that CBS Mortgage is credited an amount equal to the local prime rate less 1% per annum on the average monthly balance of all escrowed funds held by the Bank. The credit is limited in amount to the interest charged by the Bank. As a result of such credit, CBS Mortgage made no interest payments to the Bank under this loan for the year ended December 31, 1996. Principal balances under the loan are generally repaid through servicing income generated from PMSRs. At December 31, 1996, the Bank's equity investment in CBS Mortgage was $7.0 million and the balance of all intercompany advances (including advances under the revolving line of credit) was $1.0 million. CBS Mortgage had net income of $2.3 million, $1.3 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("Financial Corp.") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of Financial Corp. Over the past three years, Financial Corp. has been inactive in its investment advisory capacity. Financial Corp. became active during the last quarter of
1992 in connection with the sale of mutual funds through a third party intermediary. Fees generated net of expenses, resulted in a net income of $40,000, $34,000 and $47,000 for the years ended December 31, 1996, 1995 and
1994,  respectively.

THE  SOUTHWEST  PLAN  ACQUISITION

     During the latter half of the 1980's, severely depressed economic conditions prevailed in the southwestern United States, and in Texas in particular, which seriously impaired the operating results of many corporations. A large number of savings institutions suffered significant losses, which were attributable to the economic deterioration in the region, as well as, in some instances, to improper or fraudulent practices by persons affiliated with such institutions. In an attempt to address the problems of a record number of savings institution failures, in February 1988 the Federal Home Loan Bank Board as operating head of the FSLIC, announced the establishment of its "Southwest Plan," which was designed to consolidate failed or failing savings institutions located in the southwestern United States with healthy savings institutions, shrink the number of savings institutions in the Southwest and promote the infusion of additional capital into the savings industry through financial assistance and other incentives.

     During this period, the Bank developed a business strategy oriented toward growth and increasing profitability through prudent acquisitions, with assistance from the Federal government. The strategy was designed to utilize the deposits obtained in such transactions as an inexpensive source of funds for growth, which would facilitate reduced overhead levels as a proportion of assets from economies of scale and lower cost of funds from a more meaningful market share of core deposits. In order to implement this strategy, the Bank decided to participate in the Southwest Plan and on May 13, 1988, the Bank became the first acquiror of failed or failing savings institutions under the FSLIC's Southwest Plan. The Southwest Plan Acquisition was implemented pursuant to the terms of an Assistance Agreement, entered into by the FSLIC and the Bank. The Southwest Plan Acquisition significantly increased the total size and market penetration of the Bank.

     The FSLIC agreed in the Assistance Agreement to provide the Bank with certain forms of financial assistance, including a guaranteed yield on, and reimbursement for losses incurred or write-downs directed by the government or provided by the Bank with respect to, certain assets acquired from the Acquired Associations (the "Guaranteed Assets") and certain additional forms of financial assistance.

     On April 15, 1994, the Bank and the FDIC announced the early termination of the Assistance Agreement, effective March 31, 1994. Under the terms of the agreement, the Bank transferred substantially all of its remaining Guaranteed Assets to the FDIC in exchange for cash of $37.4 million and also received cash of $12.7 million for the remaining receivable from the government in order to record acquired assets at fair value. In addition, the Bank repurchased for $5.9 million a warrant to purchase Bank common stock that had been granted to the Federal government. The Federal government will continue to receive the future federal income tax benefits of the net operating loss carryforwards acquired from the Acquired Associations. See "Taxation-Federal Taxation" and Note 20 of the Notes to the Consolidated Financial Statements.

REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE  COMPANY

     REGULATIONS. The Company and HoCo are registered unitary savings and loan holding companies and are subject to OTS and Department regulation, examination, supervision and reporting requirements. In addition, because the capital stock of the Company is registered under Section 12(g) of the Securities Exchange Act of 1934, the Company is also subject to various reporting and other requirements of the SEC. As a subsidiary of a savings and loan holding company, the Bank is also subject to certain Federal and state restrictions in its dealings with the Company and affiliates thereof.

     FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings bank. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- Regulation of The Bank - Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may be engaged in only after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIA, or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     TEXAS REGULATIONS. Under the Texas Savings Bank Act ("TSBA"), each registered holding company, such as the Company, is required to file reports with the Department as required by the Texas Savings and Loan Commissioner
("Commissioner") and is subject to such examination as the Commissioner may prescribe.

REGULATION  OF  THE  BANK

     The Bank is required to file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as any merger or acquisition with another institution. The regulatory system to which the Bank is subject is intended primarily for the protection of the deposit insurance fund and depositors, not stockholders. The regulatory structure also provides the Department and the FDIC with substantial discretion in connection with their supervisory and enforcement functions. The Department and the FDIC conduct periodic examinations of the Bank in order to assess its compliance with federal and state regulatory requirements. As a result of such examinations, the Department and the FDIC may require various corrective actions.

     Virtually every aspect of the Bank's business is subject to numerous federal and/or state regulatory requirements and restrictions with respect to such matters as, for example, the nature and amounts of loans and investments that may be made, the issuance of securities, the amount of reserves that must be established against deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The description of statutory provisions and regulations applicable to savings banks set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank. Moreover, because some of the provisions of the FDIA, as amended by the FDICIA, have not yet been fully implemented through the adoption of regulations by the various federal banking agencies, the Bank cannot yet fully assess the impact of these provisions on its operations.

     In particular, the Bank cannot predict whether it will be in compliance with such new regulations at the time they become effective. Furthermore, the Bank cannot predict what other new regulatory requirements might be imposed in the future.

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus).
Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued PMSRs up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 1996, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1996, the required Tier 1 capital ratio for the Bank was 4.0% and its actual Tier 1 capital ratio was 5.35%.

     RISK-BASED CAPITAL REQUIREMENTS. The risk-based capital requirements contained in FDIC regulations generally require the Bank to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total risk-based capital to risk-weighted assets of at least 8.00%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category. FNMA and FHLMC securities are placed in the 20% risk category, loans secured by one-to-four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

     For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.

     At December 31, 1996, the Bank's Tier 1 capital to risk-weighted assets ratio was 11.77% and its total risk-based capital to risk weighted assets ratio was 12.30%.

     The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.





                                As of December 31,

                                     1996                      1995                1994
                                -------------------             -------             -------
                                Actual     Required   Actual   Required   Actual   Required
                           --------------  ---------  -------  ---------  -------  ---------

Tier 1 capital to total assets      5.35%      4.00%    5.30%      4.00%    4.54%      4.00%
Tier 1 risk-based capital
 to risk weighted assets           11.77       4.00    12.36       4.00    12.37       4.00
Total risk-based capital
 risk to risk weighted assets      12.30       8.00    12.84       8.00    12.63       8.00

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at December 31, 1996.





                                                                     Tier 1        Total
                                        Tier 1                     Risk-based   Risk-based
                                        Capital                     Capital      Capital
                                -----------------------             -----------  -----------

                                (Dollars in thousands)

Total stockholders' equity      $               165,425   $            165,425   $  165,425
Unrealized loss on securities
 available-for-sale                               3,103                  3,103        3,103
Less nonallowable assets:
 Goodwill                                       (15,596)               (15,596)     (15,596)
Plus allowances for loan
 and lease losses                                    --                     --        6,880
                                             -----------               --------     --------
Total regulatory capital                        152,932                152,932      159,812
Minimum required capital                        114,377                 51,970      103,940
Excess regulatory capital       $                38,555   $            100,962   $   55,872
                                            ===========               ========     ========

Bank's regulatory capital
 percentage (1)                                   5.35%                 11.77%       12.30%

Minimum regulatory capital
 required percentage                              4.00%                  4.00%        8.00%
                                            -----------               --------     --------

Bank's regulatory capital
 percentage in excess of
   requirement                                    1.35%                  7.77%        4.30%
                                            ===========               ========     ========


_______________


1Tier 1 capital is computed as a percentage of total assets of $2.9 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.3 billion.


     FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF and the Bank Insurance Fund (the "BIF"), both of which are administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. In addition, because the Bank acquired approximately $157.2 million in deposits from Texas Capital as of November 1, 1995 and $79.8 in deposits as a result of the Bay City branch acquisition on September 5, 1996, the Bank became responsible for paying deposit insurance premiums on such deposits at the BIF premium rate. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA.
 These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory
concern.    The  matrix  so  created  results  in  nine  assessment  risk classifications, with rates, prior to the FDIA, as amended, being signed into law, ranging from .23% for well capitalized, healthy SAIF-member institutions to .31% for undercapitalized SAIF-member institutions with substantial supervisory concerns. On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to 27 basis points (subject to a $2,000 minimum) for BIF members (or institutions, like the Bank, having BIF deposits) while retaining the existing assessment rate schedule for SAIF-member institutions.

     On September 30, 1996, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of 65.7 basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The Bank's special assessment amounted to $7.5 million ($4.8 million after applicable income taxes) pursuant to the FDIA. In addition to the recapitalization provisions, the FDIA equalized the rate schedule for SAIF and BIF institutions with the rates ranging from zero to 27 basis points beginning October 1, 1996. At December 31, 1996, the Bank was categorized as well capitalized.

     The FDIA provided for FICO debt sharing by banks and thrifts with proration sharing in the year 2000. Prior to the year 2000, SAIF insured institutions will pay approximately 6.5 basis points for FICO, while BIF insured institutions will pay approximately 1.3 basis points. The FICO provisions of the FDIA also prohibit deposit migration strategies to avoid SAIF premiums. The FDIA also provided for the merger of the BIF and the SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the federal thrift charter.

     Under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans" which are generally loans secured by certain interests in real property, prior to 1996, could be computed using an amount based on the Bank's actual loss experience (the "experience method") or a percentage of taxable income, computed without regard to this deduction, and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. See "Taxation-Federal Taxation."

     Effective January 1, 1996, the Bank is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is additionally be required to recapture (i.e. take into taxable income) over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987. Such recapture requirements can be suspended for each of two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. At December 31, 1996, the Bank had approximately $4.0 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

     REGULATORY CAPITAL REQUIREMENTS. The FDIA requires the Federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The Federal banking agencies continue to consider modification of the capital requirements applicable to banking organizations. In August 1995, the Federal banking agencies amended their risk-based capital guidelines to provide that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies also issued a proposed policy statement that describes the process that the agencies will use to measure and assess the exposure of a bank's capital to changes in interest rates. The agencies stated that after they and the banking industry gain sufficient experience with the measurement process, the agencies would issue proposed regulations for establishing explicit charges against capital to account for interest rate risk.

     The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of non-traditional activities and to ensure that such standards reflect the "actual performance and expected risk of loss of multifamily mortgages," of which the Bank had $139.5 million at December 31, 1996. See "Business - Lending Activities." In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from non-traditional activities.

     The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At December 31, 1996, the Bank had $185.4 million of securities available-for-sale with $4.8 million of aggregate net unrealized losses thereon.

     SAFETY AND SOUNDNESS STANDARDS. Each Federal banking agency is required to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss to the institution. In addition, each Federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, adopted final rules and proposed guidelines concerning safety and soundness required to be prescribed by regulations pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Under the asset quality and earnings standards, which were adopted by the Federal Banking agencies in October 1996, the Bank would be required to establish and maintain systems to identify problem assets and prevent deterioration in those assets and evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital reserves. If an insured institution fails to meet any of the standards promulgated by the regulators, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps that it will take to correct the deficiency. In the event that an insured institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the FDIC, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may restrict asset growth, require the savings institution to increase its ratio of tangible equity to assets, restrict the rates of interest that the institution may pay or take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

     Finally, each Federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In February 1996, the FDIC adopted final regulations regarding the payment of severance and indemnification to management officials and other affiliates of insured institutions (institution affiliated parties or "IAPs"). The limitations on severance or "golden parachute" payments apply to "troubled" institutions which seek to enter into contracts with IAPs. A golden parachute payment is generally considered to be any payment to an IAP which is contingent on the termination of that person's employment and is received when the insured institution is in a troubled condition. The definition of golden parachute payment does not include payment pursuant to qualified retirement plans, non-qualified bona fide deferred compensation plans, nondiscriminatory severance pay plans, other types of common benefit plans, state statutes and death benefits. Certain limited exceptions to the golden parachute payment prohibition are provided for in cases involving the hiring of an outside executive, unassisted changes of control and where the FDIC provides written permission to make such payment. The limitations on indemnification payments apply to all insured institutions, their subsidiaries and affiliated holding companies. Generally, this provision prohibits such entities from indemnifying an IAP for that portion of the costs sustained with regard to a civil or administrative enforcement action commenced by any Federal banking agency which results in a final order or settlement pursuant to which the IAP is assessed a civil monetary penalty, removed from office, prohibited from participating in the affairs of an insured institution or required to cease and desist from taking certain affirmative actions. Nevertheless, institutions or holding companies may purchase commercial insurance to cover such expenses (except for judgments or penalties) and the institutions or holding company may advance legal expenses to the IAP if its board of directors makes certain specific findings and the IAP agrees in writing to reimburse the institution if it is ultimately determined that the IAP violated a law, regulation or other fiduciary duty.

     ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are limited by Federal law to those that are permissible for national banks. An insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors' and officers' liability insurance, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. As of the date of its most recent regulatory examination, the Bank was rated "satisfactory" with respect to its CRA compliance.

     In May 1995, the FDIC and other Federal banking agencies promulgated final revisions to their regulations concerning the CRA. The revised regulations generally are intended to provide clearer guidance to financial institutions on the nature and extent of their obligations under the CRA and the methods by which the obligations will be assessed and enforced. Among other things, the revised regulations substitute for the current process-based assessment factors a new evaluation system that would rate institutions based on their actual performance in meeting community credit needs. In particular, the revised system will evaluate the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) community development. The revised regulations also specify that an institution's CRA performance will be considered in an institution's expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. Management of the Bank currently is unable to predict the effects of the regulations under the CRA as recently adopted.

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 1996, with 91.4% of its assets invested in qualified thrift investments.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The Bank is required to provide to the OTS not less than 30 days' advance notice of the proposed declaration by its board of directors of any dividend on its capital stock. The OTS may object to the payment of the dividend on safety and soundness grounds. The FDIA prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distribute any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Texas law permits the Bank to pay dividends out of current or retained income in cash or additional stock.

     LEGISLATIVE AND REGULATORY PROPOSALS. Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the FDIC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on the Bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the FDIC, the IRS and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities.
 The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on the Bank are impossible to determine.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors.
 As of December 31, 1996, the Bank's advances from the FHLB of Dallas amounted to $409.7 million or 14.2% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 1996, the Bank had $26.0 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1996, dividends paid by the FHLB of Dallas to the Bank totaled $1.3 million.

     FEDERAL  RESERVE  SYSTEM.    The  Federal  Reserve  Board  requires  all
depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time
deposits.    At  December  31,  1996,  the  Bank  was  in compliance with such requirements.

     The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce a bank's earning assets. The amount of funds necessary to satisfy this requirement has not had a material affect on the Bank's operations.

     TEXAS SAVINGS BANK LAW. As a Texas chartered savings bank, the Bank is subject to regulation and supervision by the Department under the TSBA. The TSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors, officers and members as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the Department is given extensive rulemaking power and administrative discretion under the TSBA, including authority to enact and enforce rules and regulations.

     The Bank is required under the TSBA to comply with certain capital requirements established by the Department. The TSBA also restricts the amount the Bank can lend to one borrower to that permitted to national banks, which is generally not more than 15% of the Bank's unimpaired capital and unimpaired surplus and, if such loans are fully secured by readily marketable collateral, an additional 10% of unimpaired capital and unimpaired surplus. The Department generally examines the Bank once every year and the current practice is for the Department to conduct a joint examination with the FDIC. The Department monitors the extraordinary activities of the Bank by requiring that the Bank seek the Department's approval for certain transactions such as the establishment of additional offices, a reorganization, merger or purchase and assumption transaction, changes of control, or the issuance of capital obligations. The Department may intervene in the affairs of a savings bank if the savings bank, or its director, officer or agent has: engaged in an unsafe and unsound practice, violated the savings bank's articles of incorporation, violated a statute or regulation, filed materially false or misleading information, committed a criminal act or a breach of fiduciary duty, or if the savings bank is, or is in imminent danger of becoming, insolvent.

TAXATION

     FEDERAL TAXATION. The Company, the Bank and its subsidiaries file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Internal
Revenue Code ("Code") in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to recently enacted legislation, the Bank will no longer be able to utilize a reserve method for determining the bad debt deduction, but will be allowed to deduct actual net charge-offs. Further, the legislation requires the Bank to recapture, into taxable income, over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987.
 Such recapture requirements can be deferred for up to two years if certain residential loan requirements are met. At December 31, 1996, the Bank had approximately $4.0 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

     The  Bank is not required to provide deferred taxes on its pre-1988 (base year) tax bad debt reserve of approximately $900,000. This reserve may be included in taxable income in future years if the Bank makes distributions to stockholders (including distributions in redemption, dissolution or liquidation) that are considered to result in withdrawals from that excess bad debt reserve, then the amounts considered withdrawn will be included in the savings bank's taxable income. The amount that would be deemed withdrawn from such reserves upon such distribution and which would be subject to taxation at the savings bank level at the normal corporate tax rate would be an amount that, after taxes on such amount, would equal the amount actually distributed plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of a savings bank's current or accumulated earnings and profits as calculated for Federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserves to the extent of such earnings and profits, but shall be regarded as taken from such reserves only upon exhaustion of the earnings and profits accounts; however, distributions in redemption of stock, and distributions in partial or complete liquidation of a savings bank will be considered to come first from its loss reserve. The Bank has not conducted a study to determine with certainty the amount of its accumulated earnings and profits for Federal income tax purposes.

     In addition to regular income taxes, corporations are subject to an alternative minimum tax which is generally equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items generally applicable to savings banks include (i) prior to 1996, 100% of the excess of a savings bank's bad debt deduction computed under the percentage of income method over the amount that would have been allowable under the experience method and (ii) an amount equal to 75% of the amount by which a savings bank's adjusted current earnings (alternative minimum taxable income computed without regard to this preference, adjusted for certain items) exceeds its alternative minimum taxable income without regard to this preference. The amounts received by the Bank pursuant to the Assistance Agreement were included in its adjusted current earnings. Payment of alternative minimum tax gives rise to alternative minimum tax credit carryovers which may be carried forward indefinitely. These credits may be used to offset future regular tax liability to the extent the regular tax liability exceeds future alternative minimum tax.

     In connection with the Assistance Agreement, an instrumentality of the Federal government was obligated to provide the Bank with financial assistance in connection with various matters that arose under the Assistance Agreement. Payments to the Bank pursuant to the Assistance Agreement were taxed under the applicable provisions of the Code which were in effect in 1988. These provisions of the Code provide generally that payments from such instrumentality to the Bank pursuant to the Assistance Agreement were not included in the Bank's income and the Bank was not required to reduce its basis in the Guaranteed Assets by the amount of such financial assistance. Accordingly, the Bank was not required to pay Federal income taxes with respect to any amount of the assistance payments it received pursuant to the Assistance Agreement.

     The Assistance Agreement did, however, require the Bank, in effect, to pay to such instrumentality 100% of the Federal and state "net tax benefits," as defined, which are realized by the Bank from excluding from its income the payments received pursuant to the Assistance Agreement on a tax-free basis. The amount of assistance payments from that governmental instrumentality was reduced by the amount of tax benefit realized by the Bank by excluding assistance payments from its taxable income. Accordingly, the Bank, in effect, was passing back to that governmental instrumentality the entire tax benefit derived from the tax exemption provided by the Code provisions which were in effect in 1988.

     Further, the tax laws in 1988 which applied to the Southwest Plan Acquisition provided that generally applicable limitations on the ability of an acquiring corporation to utilize the net operating loss carryforwards, and built-in losses, as defined, of acquired financial institutions did not apply in the case of the acquisition of assets from insolvent savings and loan associations. The generally applicable rules limit the rate at which the net operating loss carryforwards and built-in (i.e., previously unrecognized) losses of an acquired corporation may be used by a corporation which acquires "control" of the corporation which generated the loss. Pursuant to this exception which existed in 1988 to the generally applicable law, the Bank is allowed to use the net operating losses and built-in losses of all of the Acquired Associations except for one without limitation. The net operating loss of one association is not available to the Bank because such association's deposits at the time of its acquisition did not represent at least 20% of the Bank's total deposits and equity as required by the applicable provisions of the Code in 1988.

     The Assistance Agreement required that the tax benefit derived by the Bank from utilizing net operating loss carryforwards acquired from three of the four Acquired Associations also be applied to reduce the amount of assistance payments payable to the Bank by the government instrumentality. The Bank's Consolidated Statements of Operations, therefore, includes a provision for Federal income taxes which includes amounts credited to that governmental instrumentality in lieu of Federal income taxes paid to the Internal Revenue Service with certain adjustments. Although the termination of the Assistance Agreement was effective March 31, 1994, that governmental instrumentality will continue to receive the future federal income tax benefits of the net operating loss carryforwards acquired from the Acquired Associations.

     The Company's Federal income tax returns have not yet been audited by the United States Internal Revenue Service. The tax returns of the Company (and the Acquired Associations) since 1988 are subject to review by the Internal Revenue Service.

STATE  TAXATION

     The Company pays an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the Company's Federal taxable income with certain modifications, such as the exclusion of interest earned on Federal obligations.
ITEM  2.          PROPERTIES

     The Company's business is conducted from 37 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 1996.




                                                   Net Book Value of
                           Owned/Leased             Property or
                           Owned/Leased              Leasehold
Location               (with Lease Expiration Date)   Improvements

                                                 (Dollars in thousands)

BRANCH OFFICES:
-----------------
1329 North Virginia            Owned
Port Lavaca, Texas  77979                                    $200
8 Greenway Plaza, Suite 100    Leased;
Houston, Texas  77046          June 30, 1997                  --
8 Braeswood Square             Leased;
Houston, Texas  77096          December 31, 2006              394
408 Walnut                     Owned
Columbus, Texas  78934                                        349
870 S. Mason, #100             Leased;
Katy, Texas  77450             August 31, 2003                 70
602 Lyons                      Owned
Schulenburg, Texas  78956                                     101
325 Meyer Street               Owned
Sealy, Texas  77474                                           569
116 E. Post Office             Owned
Weimar, Texas  78962                                           49
323 Boling Road                Owned
Wharton, Texas  77488                                         151
1621 Pine Drive                Leased;
Dickinson, Texas  77539        September 30, 1998               1
295 West Highway 77            Owned
San Benito, Texas  78586                                      248
1260 Blalock, Suite 100        Leased;
Houston, Texas  77055          January 20, 1999                92
620 W. Main                    Owned
Tomball, Texas  77375                                         150
915-H North Shepherd           Leased;
Houston, Texas  77008          October 31, 2001               218
6810 FM 1960 West              Leased;
Houston, Texas  77069          September 30, 1997              --
7602 N. Navarro                Owned
Victoria, Texas  77904                                        210
2308 So. 77 Sunshine Strip     Leased;
Harlingen, Texas   78550       February 28, 1997               26
4900 N. 10th St., G-1          Leased;
McAllen, Texas   78504         August 14, 2001                200
10838 Leopard Street, Suite B  Leased;
Corpus Christi, Texas   78410  December 31, 1998                2
4060 Weber Road                Leased;
Corpus Christi, Texas   78411  April 30, 1999                   7






                                                             Percent of Total
Location                                        Deposits          Deposits

BRANCH OFFICES:
-----------------------------
1329 North Virginia
Port Lavaca, Texas  77979      $                   29,324        2.24%
8 Greenway Plaza, Suite 100
Houston, Texas  77046                              22,157        1.69
8 Braeswood Square
Houston, Texas  77096                              62,831        4.79
408 Walnut
Columbus, Texas  78934                             58,968        4.50
870 S. Mason, #100
Katy, Texas  77450                                 23,051        1.76
602 Lyons
Schulenburg, Texas  78956                          32,735        2.50
325 Meyer Street
Sealy, Texas  77474                                41,180        3.14
116 E. Post Office
Weimar, Texas  78962                               26,242        2.00
323 Boling Road
Wharton, Texas  77488                              46,673        3.56
1621 Pine Drive
Dickinson, Texas  77539                            43,652        3.30
295 West Highway 77
San Benito, Texas  78586                           21,571        1.66
1260 Blalock, Suite 100
Houston, Texas  77055                              58,715        4.48
620 W. Main
Tomball, Texas  77375                              25,442        1.94
915-H North Shepherd
Houston, Texas  77008                              32,300        2.46
6810 FM 1960 West
Houston, Texas  77069                              28,241        2.15
7602 N. Navarro
Victoria, Texas  77904                             74,889        5.71
2308 So. 77 Sunshine Strip
Harlingen, Texas   78550                           20,389        1.56
4900 N. 10th St., G-1
McAllen, Texas   78504                             15,798        1.21
10838 Leopard Street, Suite B
Corpus Christi, Texas   78410                      44,111        3.37
4060 Weber Road
Corpus Christi, Texas   78411                      64,429        4.92

                                                           (continued)



                                              Net Book Value of
                       Owned/Leased             Property or     Deposits     Percent of
                       Owned/Leased              Leasehold                  Total Deposits
Location         (with Lease Expiration Date)   Improvements

                                                 (Dollars in thousands)


(continued from previous page)

301 E. Main Street         Owned
Brenham, Texas   77833                         $  206  $   64,391    4.91%
1192 W. Dallas             Leased;
Conroe, Texas   77301      December 31, 1999        3      51,677    3.94
2353 Town Center Dr.       Owned
Sugar Land, Texas   77478                       1,136      16,764    1.28
1629 S. Voss               Owned
Houston, Texas   77057                          1,491      18,323    1.40
531-A Highway 1431         Leased;
Kingsland, Texas   78639   December 31, 1999       --      13,313    1.02
209 W. Moreland            Owned
Mason, Texas   76856                               56      17,349    1.32
904 Highway 281 North      Owned
Marble Falls, Texas 78654                         187      11,344    0.87
101 East Polk              Owned
Burnet, Texas   78611                             103      17,221    1.31
Highway 29 West            Owned
Buchanan Dam, Texas 78609                         117       8,392    0.64
907 Ford                   Owned
Llano, Texas   78643                              186      15,210    1.16
708 East Austin            Owned
Giddings, Texas   78942                           303      22,963    1.75
5718 Westheimer, Suite 100 Leased;
Houston, Texas 77057       March 14, 2004         165      36,012    2.76
7909 Parkwood Circle Drive Leased;
Houston, Texas 77036       August 31, 1999        949      12,560    0.96
1250 Pin Oak Road          Owned
Katy, Texas 77494                                 483      16,960    1.29
2120 Thompson Highway      Owned
Richmond, Texas 77469                             510      36,825    2.81
7200 North Mopac           Leased;
Austin, Texas 77469        December 31, 1997       --      32,254    2.46
1112 Seventh Street        Leased;
Bay City, Texas 77414      April 30, 1997          17      77,911    5.94
MORTGAGE BANKING OFFICE:
---------------------------
CBS Mortgage Corp.
6161 Savoy, Suite 600      Leased;
Houston, Texas  77036      September 30, 1997      18          --      --
ADMINISTRATIVE OFFICE(1)
---------------------------
Coastal Banc Tower         Leased;
8 Greenway Plaza, Suite 1500 June 30, 1997        108      68,668    5.24
Houston, Texas 77046
RECORDS & RETENTION  OFFICE:
------------------------------
227 Meyer St.               Owned
Sealy, Texas   77474                               65          --       -
     Total                                     $9,140  $1,310,835  100.00%
                                               ======  ==========  =======


______________________

1Includes  location  of  executive  offices.
     The net book value of the Company's investment in premises and equipment totaled $15.0 million at December 31, 1996. At December 31, 1996, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and fourteen automatic teller machines, was $3.0 million.

ITEM  3.          LEGAL  PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS

     Not  applicable.

PART  II

ITEM  5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required herein is incorporated by reference from page 53 of the Company's printed Annual Report to Stockholders for fiscal 1996 ("Annual Report"), which is included herein as Exhibit 13.

ITEM  6.          SELECTED  FINANCIAL  DATA

     The information required herein is incorporated by reference from pages 6 through 9 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference on pages 9 through 21 of the Annual Report.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The financial statements and supplementary data required herein are incorporated by reference from pages 23 through 52 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

PART  III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required herein is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission. Otherwise, the requirements of this Item 10 are not applicable.

ITEM  11.          EXECUTIVE  COMPENSATION

     The information required herein is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required herein is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission.

PART  IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are incorporated herein by reference from pages 23 through 52 of the Annual Report.

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.

     Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996.

     Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1996.

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.

     Notes  to  Consolidated  Financial  Statements.

     (a)(2)         There are no financial statement schedules filed herewith.

     (a)(3)          The  following exhibits are filed as part of this report.







                                                                       Page in
                                                                   Manually signed
Exhibit No.                                                             report




3.1       Articles of Incorporation of the Company                            *
3.2       Bylaws of Company                                                   *
4         Form of Company common stock certificate                            *
4.1       Form of Indenture dated as of June 30, 1995,
          with respect to the Company's 10% Notes, due 2002                  **
10.1      1991 Stock Compensation Program                                     *
10.2      1995 Stock Compensation Program                                   ***
10.3      Change-In-Control Severance Agreements                            E-1
12        Ratio of earnings to combined fixed charges and
          preferred stock dividends (See Exhibit 13)
13        Annual Report to Stockholders                                   E -13
27        Financial Data Schedule (electronically filed)
28        Form of proxy to be mailed to stockholders
          of the Company                                                  E -73



__________________
* Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994.
** Incorporated by reference to the Company's Registration Statement on Amendment No. 6 to Form S-1 (No. 33-91206) filed on June 16, 1995.
*** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-91206) filed on April 14, 1995.

(b)(1) Form 8-K filed by the Company on February 14, 1996 concerning the declaration of dividends for the fourth quarter  of  1995

(b)(2) Form 8-K filed by the Company on May 13, 1996 concerning the execution of definitive agreements to exchange certain branch locations with Compass Bank - San Antonio.

(b)(3) Form 8-K filed by the Company on December 2, 1996 concerning the formation of Coastal Banc Holding Company, Inc.
        on November 30, 1996.

(b)(4) Form 8-K filed by the Company on March 18, 1997 concerning the execution of a definitive agreement to purchase the Wells Fargo Bank branch in Port Arthur, Texas.

(c)     See (a)(3) above for all exhibits filed herewith and Exhibit
        Index.

(d) All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.




     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COASTAL  BANCORP,  INC.



Date:    March  26,  1997                 By:  /s/  Manuel  J.  Mehos
                                            Manuel  J.  Mehos,
                                            Chairman  of  the  Board  and
                                            Chief Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Manuel  J.  Mehos                        Date:  March  26,  1997
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer



/s/  R.  Edwin  Allday                        Date:  March  26,  1997
R.  Edwin  Allday,  Director



/s/  D.  Fort  Flowers,  Jr.                  Date:  March  26,  1997
D.  Fort  Flowers,  Jr.,  Director



/s/  Dennis  S.  Frank                        Date:  March  26,  1997
Dennis  S.  Frank,  Director



/s/  Robert  E.  Johnson,  Jr.                Date:  March  26,  1997
Robert  E.  Johnson,  Jr.,  Director



/s/  James  C.  Niver                         Date:  March  26,  1997
James  C.  Niver,  Director



/s/  Clayton  T.  Stone                       Date:  March  26,  1997
Clayton  T.  Stone,  Director



/s/  Catherine  N.  Wylie                     Date:  March  26,  1997
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)