Form 10-Q
period 1997-03-31
COASTAL BANCORP INC
filed 1997-05-13
CIK 919805

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


          [  X  ]        Quarterly  Report  Under  Section  13  or 15 (d) of
                         the  Securities  Exchange  Act  of  1934
                         For  the  Quarterly  Period  Ended  MARCH  31,  1997

          [     ]        Transition Report Pursuant to Section 13 or 15 (d) of
                         the  Securities  Exchange  Act  of  1934
                         For  the  Transition  Period  from  _____  to  _____

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

     COMMON STOCK ISSUED AND OUTSTANDING: 4,968,591 AS OF MARCH 31, 1997

                    COASTAL BANCORP, INC. AND SUBSIDIARIES

                              Table of Contents



PART  I.          FINANCIAL  INFORMATION





Item 1  Financial Statements
        Consolidated Statements of Financial Condition at March 31, 1997 (unaudited) and
        December 31, 1996                                                                  1

        Consolidated Statements of Income for the Three-Month Periods Ended March 31, 1997
        and 1996 (unaudited)                                                               2

        Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 1997
        and 1996 (unaudited)                                                               3

        Notes to Consolidated Financial Statements                                         5

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                             13







PART  II.          OTHER  INFORMATION





Item 1  Legal Proceedings                                      16
Item 2  Changes in Securities                                  16
Item 3  Default upon Senior Securities                         16
Item 4  Submission of Matters to a Vote of Securities Holders  16
Item 5  Other Information                                      16
Item 6  Exhibits and Reports on Form 8-K                       16




SIGNATURES

4

ITEM  1.          FINANCIAL  STATEMENTS



                           COASTAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  March 31,    December 31,
                                                                     1997          1996
                                                                 ------------  -------------
ASSETS                                                           (Unaudited)

Cash and amounts due from depository institutions                $     24,336  $      27,735
Loans receivable (note 4)                                           1,226,687      1,229,748
Mortgage-backed securities held-to-maturity (note 3)                1,337,588      1,344,587
Mortgage-backed securities available-for-sale, at market value        181,634        180,656
U.S. Treasury security available-for-sale, at market value                 11             11
Mortgage loans held for sale                                            1,231            298
Accrued interest receivable                                            14,525         14,690
Property and equipment                                                 15,026         14,987
Stock in the Federal Home Loan Bank of Dallas (FHLB)                   17,341         25,971
Goodwill                                                               15,159         15,596
Mortgage servicing rights                                               6,530          6,810
Prepaid expenses and other assets                                      12,699         14,818
                                                                 ------------  -------------
                                                                 $  2,852,767  $   2,875,907
                                                                 ============  =============




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY



Liabilities:
 Savings deposits (note 5)                                     $1,315,751   $1,310,835
 Advances from the FHLB (note 6)                                  325,836      409,720
 Securities sold under agreements to repurchase (note 6)        1,011,929      966,987
 Senior notes payable (note 7)                                     50,000       50,000
 Advances from borrowers for taxes and insurance                    7,672        4,676
 Other liabilities and accrued expenses                            15,226       10,791
                                                               -----------  -----------

   Total liabilities                                            2,726,414    2,753,009
                                                               -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb             28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 2 and 10):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                    --           --
 Common stock, $.01 par value; authorized shares 30,000,000;
   4,968,591 and 4,966,941 shares issued and outstanding in
   1997 and 1996                                                       50           50
 Additional paid-in capital                                        32,625       32,604
 Retained earnings                                                 67,338       64,597
 Unrealized gain (loss) on securities available-for-sale           (2,410)      (3,103)
                                                               -----------  -----------
   Total stockholders' equity                                      97,603       94,148
                                                               -----------  -----------
                                                               $2,852,767   $2,875,907
                                                               ===========  ===========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                     Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                      1997            1996
                                                              --------------------  --------
                                                                   (Unaudited)


Interest income:
 Mortgage-backed securities                                       $    23,192      $24,497
 Loans receivable                                                      26,015       23,680
 Investment securities, certificates, time deposits and
   other investments                                                      397          377
                                                             --------------------  --------
                                                                       49,604       48,554
                                                             --------------------  --------

Interest expense:
 Savings deposits                                                      15,166       15,082
 Other borrowed money                                                  13,780       13,997
 Senior notes payable                                                   1,250        1,250
 Advances from the FHLB:
   Short-term                                                           1,856        1,119
   Long-term                                                            2,904        3,259
                                                                ------------------  --------
                                                                       34,956       34,707
                                                                ------------------  --------

   Net interest income                                                 14,648       13,847
Provision for loan losses (note 4)                                        450          575
                                                                ------------------  -------
   Net interest income after provision for loan losses                 14,198       13,272
                                                                ------------------  --------

Noninterest income:
 Loan fees and service charges                                           894          795
 Loan servicing income, net                                              407          393
 Gain (loss) on sales of mortgage-backed securities
   available-for-sale, net                                                --           (4)
 Other                                                                   168          111
                                                               ------------------  --------
                                                                       1,469        1,295
                                                               ------------------  --------

Noninterest expense:
 Compensation, payroll taxes and other benefits                        4,625        3,887
 Office occupancy                                                      1,611        1,417
 Insurance premiums                                                      271          746
 Data processing                                                         513          598
 Amortization of goodwill                                                437          448
 Real estate owned                                                       239          253
 Other                                                                 1,861        1,791
                                                                ------------------  --------
                                                                       9,557        9,140
                                                                ------------------  --------

       Income before provision for Federal income taxes                6,110        5,427

Provision for Federal income taxes                                     2,225        1,987
                                                                ------------------  --------
     Net income before preferred stock dividends                       3,885        3,440

Preferred stock dividends of Coastal Banc ssb                            647          647
                                                                ------------------  --------
     Net income after preferred stock dividends                  $     3,238      $ 2,793
                                                                ==================  ========

Net earnings per share (note 9)                                  $      0.64       $  0.56
                                                                ==================  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)




                                                                         Three Months Ended
                                                                             March 31,
                                                                        -----------------
                                                                        1997        1996
                                                                 ----------------  ---------
                                                                    (Unaudited)


Cash flows from operating activities:
 Net income before preferred stock dividends                     $       3,885   $  3,440
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization of property and equipment,
   purchased loans servicing rights, capitalized excess servicing fees
   and prepaid expenses and other assets                                 1,648      1,273
 Net premium amortization                                                  112        466
 Provision for loan losses                                                 450        575
 Amortization of goodwill                                                  437        448
 Originations and purchases of mortgage loans held for sale             (4,162)    (7,579)
 Sales of mortgage loans held for sale                                   3,229      5,901
 Loss on sales of mortgage-backed securities available-for-sale             --          4
 Decrease (increase) in:
   Accrued interest receivable                                             165        757
   Other, net                                                            7,558     10,756
 Stock dividends from the FHLB                                            (370)      (262)
                                                             --------------------  ---------

   Net cash provided by operating activities                            12,952     15,779
                                                             --------------------  ---------

Cash flows from investing activities:
 Principal repayments on mortgage-backed securities                      6,995     10,970
 Principal repayments on mortgage-backed securities
   available-for-sale                                                       88         88
 Proceeds from sales of mortgage-backed securities available-for-sale       --        856
 Purchases of loans receivable                                          (9,232)   (11,300)
 Net (increase) decrease in loans receivable                             9,727    (15,217)
 Net purchases of property and equipment                                  (746)    (1,176)
 Purchase of FHLB stock                                                     --         --
 Proceeds from sales of FHLB stock                                       9,000      5,000
                                                             --------------------  ---------

    Net cash provided (used) by investing activities                    15,832    (10,779)
                                                             --------------------  ---------


                    COASTAL BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (IN THOUSANDS)




                                                                      Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                   1997              1996
                                                                ---------          ---------
                                                              (Unaudited)


Cash flows from financing activities:
 Net increase (decrease) in savings deposits                      $  4,886   $   (16,619)
 Advances from the FHLB                                          1,295,000       461,050
 Principal payments on advances from the FHLB                   (1,378,884)     (464,449)
 Securities sold under agreements to repurchase                  2,588,007     2,462,224
 Purchases of securities sold under agreements to repurchase    (2,543,065)   (2,433,971)
 Exercise of stock options for purchase of common stock, net            21            --
 Net increase in advances from borrowers for taxes and insurance     2,996         1,441
 Dividends paid                                                     (1,144)       (1,143)
                                                          --------------------  ------------
   Net cash provided (used) by financing activities                (32,183)        8,533
                                                          --------------------  ------------

   Net increase (decrease) in cash and cash equivalents             (3,399)       13,533
 Cash and cash equivalents at beginning of period                   27,735        10,044
                                                         --------------------  ------------
 Cash and cash equivalents at end of period                   $     24,336   $    23,577
                                                         ====================  ============

 Supplemental schedule of cash flows-interest paid            $     32,704   $    36,375
                                                         ====================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                           $      2,037   $     1,474
                                                         ====================  ============



                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5

(1)          BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

(2)          PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. and its wholly-owned subsidiary, Coastal Banc ssb and subsidiaries (collectively, Coastal). Coastal Banc ssb's subsidiaries include CoastalBanc Financial Corp., CBS Mortgage Corp., and CBS Asset Corp. (collectively with Coastal Banc ssb, the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or total stockholders' equity.

(3)          MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at March 31, 1997 (unaudited) were as follows (dollars in thousands):




                                              Gross           Gross
                              Amortized     Unrealized     Unrealized       Market
                                Cost          Gains          Losses          Value
                              ---------     ----------     -----------     ---------

Held-to-Maturity:
 REMICS - Agency           $    930,734  $       3,994  $     (29,518)  $    905,210
   REMICS - Non-agency          275,879            883        (12,060)       264,702
 FNMA certificates               78,742              5         (1,861)        76,886
 GNMA certificates               33,022            111             --         33,133
 Non-agency securities           19,178            186           (243)        19,121
 Interest-only securities            33              2             --             35
                              ---------     ----------     -----------     ---------
                           $  1,337,588  $       5,181  $     (43,682)  $  1,299,087
                              =========     ==========     ===========     =========

Available-for-sale:
 REMICS - Agency           $    182,468  $       1,104  $      (4,783)  $    178,789
 REMICS - Non-agency              2,874             --            (29)         2,845
                              ---------     ----------     -----------     ---------
                           $    185,342  $       1,104  $      (4,812)  $    181,634
                              =========     ==========     ===========     =========




9

     Mortgage-backed securities at December 31, 1996 were as follows (dollars in thousands):




                                              Gross           Gross
                              Amortized     Unrealized     Unrealized       Market
                                Cost          Gains          Losses          Value
                              ---------     ----------     -----------     ---------

Held-to-maturity:
 REMICS - Agency           $    932,488  $       4,730  $     (31,142)  $    906,076
   REMICS - Non-agency          278,612            834         (9,958)       269,488
 FNMA certificates               79,628             72         (1,072)        78,628
 GNMA certificates               34,031            282             --         34,313
 Non-agency securities           19,790            363            (95)        20,058
 Interest-only securities            38             --             (3)            35
                              ---------     ----------     ----------      ---------

                           $  1,344,587  $       6,281  $     (42,270)  $  1,308,598
                              =========     ==========     ===========     =========

Available-for-sale:
 REMICS - Agency           $    182,467  $       1,207  $      (5,946)  $    177,728
 REMICS - Non-agency              2,962             --            (34)         2,928
                              ---------     ----------     ----------      ---------
                           $    185,429  $       1,207  $      (5,980)  $    180,656
                              =========     ==========     ===========     =========



(4)          LOANS  RECEIVABLE

     Loans receivable at March 31, 1997 and December 31, 1996 were as follows (dollars in thousands):




                                                      March 31, 1997      December 31, 1996
                                                      ---------------     ------------------
                                                      (Unaudited)

Real estate mortgage loans:
 First-lien mortgage, primarily residential         $    763,971   $            791,337
 Multifamily                                             137,661                139,486
 Residential construction                                 76,607                 77,146
 Acquisition and development                              29,619                 26,132
 Commercial                                              141,021                119,004
 Commercial construction                                   5,140                  3,963
Commercial loans, secured by residential mortgage
 loans held for sale                                      58,112                 53,573
Commercial loans, secured by mortgage servicing rights    18,956                 21,380
Commercial, financial and industrial                      24,302                 21,965
Loans secured by savings deposits                          8,063                  8,849
Consumer and other loans                                  13,423                 14,400
                                                     ---------------     ------------------
                                                       1,276,875              1,277,235
Loans in process                                         (41,363)               (38,742)
Allowance for loan losses                                 (6,906)                (6,880)
Unearned loan fees                                        (2,379)                (2,344)
Premium to record purchased loans, net                       460                    479
                                                     ---------------     ------------------

                                                   $   1,226,687   $          1,229,748
                                                     ===============     ==================

Weighted average yield                                    8.50%                  8.37%
                                                     ===============     ==================



     At March 31, 1997, Coastal had outstanding commitments to originate or purchase $36.9 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $92.3 million. In addition, at March 31, 1997, Coastal had $1.4 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At March 31, 1997 and December 31, 1996, the carrying value of loans that were considered to be impaired totaled approximately $895,000 and $725,000, respectively, (all of which are on nonaccrual) and the related allowance for loan losses on those impaired loans totaled $564,000 and $524,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1997 and 1996 was $722,000 and $1.2 million, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 is as follows (in thousands):




                                 Three months ended March 31,
                                ------------------------------
                                       1997                1996
                                ------------------------------  -------
                                   (Unaudited)

Balance, beginning of period    $       6,880                  $5,703
Provision for loan losses                 450                     575
Charge-offs, net of recoveries           (424)                   (205)
                                ----------------               -------

Balance, end of period          $       6,906                  $6,073
                                ===============                =======



     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $753.1 million and $776.7 million at March 31, 1997 and December 31, 1996, respectively.

(5)          SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at March 31, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):




                                    Stated Rate        March 31, 1997      December 31, 1996
                                     ----------------     ---------------     --------------
                                                            (Unaudited)

Noninterest-bearing checking                0.00%  $          79,610   $             85,259
NOW accounts                                2.00              56,380                 56,862
Savings accounts                   2.28  -  2.75              22,075                 22,135
Money market demand accounts       3.15  -  4.65             156,226                151,046
                                                      ---------------     ------------------

                                                             314,291                315,302
                                                      ---------------     ------------------

Certificate accounts               2.00  -  2.99              15,310                 12,930
                                   3.00  -  3.99               1,641                  1,905
                                   4.00  -  4.99              74,152                 95,087
                                   5.00  -  5.99             817,470                776,765
                                   6.00  -  6.99              79,741                 91,128
                                   7.00  -  7.99               8,585                 12,964
                                   8.00  -  8.99               3,504                  3,515
                                   9.00  -  9.99                 963                  1,171
                                  10.00  -  10.99                245                    249
                                  11.00  -  11.99                 17                     17
                                                      --------------      ------------------
                                                           1,001,628                995,731
                                                      ---------------     ------------------
Discount to record savings deposits
at fair value, net                                             (168)                  (198)
                                                          ---------------     --------------

                                                       $   1,315,751   $          1,310,835
                                                          ===============  =================

Weighted average rate                                          4.71%                  4.67%
                                                          ===============  =================



     The scheduled maturities of certificate accounts outstanding at March 31, 1997 were as follows (dollars in thousands):




                     March 31, 1997
                     ---------------
                       (Unaudited)

 0 to 12 months   $          753,417
 12 to 24 months             189,039
 24 to 36 months              45,159
 36 to 48 months               8,417
 48 to 60 months               5,470
 Over 60 months                  126
                     ---------------
                  $        1,001,628
                     ===============

(6)          SECURITIES  SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at March 31, 1997 and December 31, 1996 were 5.49% and 5.55%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 5.27% to 5.66% at March 31, 1997.

     (b) The weighted average interest rate on advances from the FHLB at March 31, 1997 and December 31, 1996 were 5.60% and 5.61%, respectively. FHLB advances and related interest rates and maturities at March 31, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):




Maturity  Interest rates                 March 31, 1997     December 31, 1996
--------  ---------------                --------------     -----------------
                           (Unaudited)

1997       4.93  -  8.31%  $                    155,683  $            189,127
1998      5.25   -  6.96                         19,636                19,674
1999       4.95  -  8.11                        120,759               170,871
2000       5.57  -  7.76                          8,245                 8,320
2001       6.03  -  6.46                          8,805                 8,854
2004                6.52                          3,117                 3,201
2006                6.91                          3,155                 3,167
2007       6.80  -  7.94                            484                   488
2009                8.25                          4,629                 4,681
2011       6.35  -  7.24                          1,323                 1,337
                                         --------------     -----------------

                           $                    325,836  $            409,720
                                         ==============     =================



     FHLB advances are secured by certain first-lien mortgage loans and mortgage-backed securities owned by Coastal.

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

     Coastal is a party to interest rate swap and interest rate cap agreements in order to reduce its exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At March 31, 1997, Coastal had interest rate swap and cap agreements totaling $60.9 million and $403.2 million, respectively.

     The terms of the interest rate swap agreements outstanding at March 31, 1997 (unaudited) and December 31, 1996 are summarized as follows (dollars in thousands):




                                                         Floating Rate    Fair Value at
                          Notional     LIBOR     Fixed         at         End of Period
                                                                         ---------------
Maturity                   Amount      Index      Rate   End of Period     gain (loss)
---------------------     --------  -----------  ------  --------------

At March 31, 1997:
1997                   $     5,000  One-month    4.990%          5.477%  $           13
                             6,000  Three-month  6.493           5.473              (14)
1998                         4,400  Three-month  6.709           5.473              (14)
1999                        14,600  Three-month  6.926           5.473              (64)
2000                         4,800  Three-month  6.170           5.598               90
                             2,625  Three-month  6.000           5.750               66
2005                        23,442  Three-month  6.500           5.539               45
                          --------                                       ---------------
                       $    60,867                                       $          122
                          ========                                       ===============

At December 31, 1996:
1997                   $     5,000  One-month    4.990%          5.633%  $            6
                             6,000  Three-month  6.493           5.500              (65)
1998                         4,400  Three-month  6.709           5.500             (111)
1999                        14,600  Three-month  6.926           5.500             (619)
2000                         4,800  Three-month  6.170           5.543              (64)
                             2,660  Three-month  6.000           5.617               24
2005                        23,442  Three-month  6.500           5.500              (15)
                          --------                                       ---------------
                       $    60,902                                       $         (844)
                          ========                                       ===============




     The agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest received rate on all of the interest rate swap agreements was approximately 5.51% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.41% for the three months ended March 31, 1997. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense" in the accompanying consolidated statements of
operations.    The  net  interest  expense  related  to  these  agreements was approximately $137,000 for the three months ended March 31, 1997 and approximately $114,000 for the three months ended March 31, 1996. Coastal had pledged approximately $6.1 million of mortgage-backed securities to secure interest rate swap agreements at March 31, 1997.

     Coastal has interest rate cap agreements with various counterparties. The agreements provide for the counterparties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 5.0% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were
actually  borrowed  or  are  to  be  repaid.    The
purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately
$802,000  and  $1.1  million  at  March  31,  1997  and  December  31,  1996, respectively, with the estimated fair value of the agreements being $1.3 million and $639,000 at March 31, 1997 and December 31, 1996, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of operations. The net decrease in interest income related to the interest rate cap agreements was approximately $134,000 and $113,000 for the three months ended March 31, 1997 and 1996 respectively.

     Interest rate cap agreements outstanding at March 31, 1997 expire as follows (dollars in thousands):




Year of      Strike rate    Notional
expiration      range        amount
----------  --------------  ---------

1997          5.0  -  9.0%  $ 195,650
1998         5.0  -  12.5     156,400
1999        7.25  -  11.0      43,162
2000          8.5  -  9.5       8,000
                            ---------
                            $ 403,212
                            =========



     Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market the mortgage-backed securities portfolio to expected market level changes in an instantaneous shock of plus and minus 200 basis points on a monthly basis and 300 basis points on a quarterly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, including off-balance sheet items, as well as potential changes in net interest income.

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

(9)          NET  EARNINGS  PER  SHARE

     Net earnings per share is calculated by dividing net income after preferred stock dividends by the weighted average number of common shares and common stock equivalents. Stock options outstanding are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares used in the computation of earnings per share is 5,097,829 and 5,010,101 for the three months ended March 31, 1997 and 1996, respectively (unaudited).

     On February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior-period EPS data presented will be restated to conform with Statement 128. The adoption of Statement 128 is not expected to have a material impact on Coastal's consolidated financial statements.

(10)          STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At March 31, 1997, the Bank's regulatory capital (unaudited) in relation to its current existing regulatory capital requirements were as follows (dollars in thousands):




                       Actual                Requirement               Excess
                      --------               -----------               -------
Capital Requirement    Dollar   Percent        Dollar     Percent      Dollar   Percent
--------------------  --------  --------     -----------  --------     -------  --------

Tier 1 (Core)         $155,778     5.46%  $      114,058     4.00%  $   41,720     1.46%
Tier 1 risk-based      155,778    11.98           52,010     4.00      103,768     7.98
Total risk-based       162,684    12.51          104,021     8.00       58,663     4.51



     At March 31, 1997, the Bank, according to certain capital requirements outlined by the FDIC, was categorized as "well capitalized".

(11)          PENDING  BRANCH  PURCHASE

     On March 12, 1997, Coastal announced the execution of a definitive agreement to purchase the Wells Fargo Bank (Texas) branch located at 441 Austin Avenue in Port Arthur, Texas. At March 31, 1997, the Port Arthur location had approximately $65.4 million in deposits.


                                      14
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial  Condition

     Total assets decreased 0.8% or $23.1 million from December 31, 1996 to March 31, 1997. The net decrease resulted primarily from decrease in stock in the Federal Home Loan Bank of Dallas of $8.6 million, a decrease in mortgage-backed securities held-to-maturity of $7.0 million due to principal repayments received, a decrease in amounts due from depository institutions of $3.4 million and a decrease in loans receivable of $3.1 million.

     Savings deposits increased slightly by 0.4% or $4.9 million from December 31, 1996 to March 31, 1997. This increase was due to a $5.9 million increase in certificate accounts, due to interest credited, offset by a $1.0 million decrease in other types of savings deposits. Advances from the FHLB decreased by $83.9 million or 20.5% and securities sold under agreements to repurchase increased 4.7% or $44.9 million from December 31, 1996 to March 31, 1997, which resulted in a net decrease in borrowings of $38.9 million or 2.8%. The reallocation of the borrowings outstanding during such period was directly attributable to Coastal's change in funding sources to take advantage of more favorable interest rates. Stockholders' equity increased 3.7% or $3.5 million from December 31, 1996 to March 31, 1997 as a result primarily of net income and a $693,000 decrease in the unrealized loss on securities available-for-sale, offset by dividends declared.

Results  of  Operations  for  the Three Months Ended March 31, 1997 and 1996

     General

     For the three months ended March 31, 1997, net income before preferred stock dividends increased 12.9% to $3.9 million from $3.4 million for the three months ended March 31, 1996. Net interest income increased $801,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as a result of increased interest income of $1.1 million which was partially offset by increased interest expense of $249,000. Noninterest income increased during such period by $174,000. Noninterest expense increased by $417,000.

     Interest  Income

     Interest income for the three months ended March 31, 1997 increased $1.1 million or 2.2% from the three months ended March 31, 1996. The increase was primarily due to an increase of $2.3 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $129.3 million increase in the average balance of loans receivable offset by a slight decrease in the average yield from 8.54% for the three months ended March 31, 1996 to 8.40% for the three months ended March 31, 1997. This increase was offset by a $1.3 million decrease in interest income on mortgage-backed securities primarily due to a lower average balance. Total interest-earning assets for the three months ended March 31, 1997 averaged $2.8 billion as compared to $2.7 billion for the three months ended March 31, 1996.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $35.0 million for the three months ended March 31, 1997, as compared to $34.7 million for the same period in 1996. The increase in interest expense was due to a $77.7 million increase in the average balance of interest-bearing liabilities during such period offset by a decrease in the average rate paid on interest-bearing liabilities from 5.43% for the three months ended March 31, 1996 to 5.31% for
the  three  months  ended  March  31,  1997.    The  increase  in  average
interest-bearing liabilities consisted of a $5.4 million increase in securities sold under agreements to repurchase, a $38.6 million increase in interest-bearing savings deposits and a $33.7 million increase in FHLB advances.

     Net  Interest  Income

     Net interest income was $14.6 million for the three months ended March 31, 1997 as compared to $13.8 million for the same period in 1996. The increase in net interest income was due to the improved net interest margin
(Margin)  and  net  interest  rate  spread  (Spread)  percentages.     Margin
increased from 2.04% for the three months ended March 31, 1996 to 2.10% for the three months ended March 31, 1997. Margin represents net interest income
as a percentage of  average interest-earning  assets.    Spread,  defined  to
exclude noninterest-bearing deposits, increased from 1.72% for the three months ended March 31, 1996 to 1.79% for the three months ended March 31, 1997.
Management   also   calculates   an   alternative   Spread   which   includes
noninterest-bearing deposits. Under this calculation, the Spread for the three months ended March 31, 1997 and 1996 were 1.94% and 1.88%, respectively. Margin and Spread are affected by the changes in the amount and composition of
interest-earning  assets  and  interest-bearing  liabilities.    The   increase
in the Margin and Spread were primarily due to the decrease in the average interest rates on interest-bearing liabilities from 5.43% for the three months ended March 31, 1996 to 5.31% for the same period in 1997, offset by a slight decrease in the average yield on interest-earning assets from 7.15% for the
three months ended March 31, 1996 to 7.10% for the same period  in  1997.   In
addition, average net interest-earning assets increased $2.2 million from the three months ended March 31, 1996 to the three months ended March 31, 1997.

     The improvement in the Margin and Spread levels is consistent with management's goal of achieving a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as the London Interbank offered Rate (LIBOR) and local and regional prime rates. To continue the improvement in the Margin and Spread levels, management intends to gradually increase commercial business loans to approximately 15% of total assets and commercial business deposits to approximately 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     Provision for loan losses was $450,000 for the three months ended March 31, 1997 as compared to $575,000 for the three months ended March 31, 1996. The decrease in the provision for loan losses was due to the adequacy of the allowance for loan losses established based on Coastal's loan loss policy. The allowance for loan losses as a percentage of total loans was 0.56% at March 31, 1997 and 0.54% at March 31, 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy are necessary.

     Noninterest  Income

     For the three months ended March 31, 1997, noninterest income increased $174,000 or 13.4% to $1.5 million, compared to $1.3 million for the three months ended March 31, 1996. The increase in noninterest income was primarily due to an increase of $99,000 in loan fees and service charges and a $57,000 increase in other noninterest income. The increase in loan fees and service charges was due to an increase of $105,000 in service charges on deposit accounts, offset by a slight decrease in loan related fees and charges.

     Noninterest  Expense

     For the three months ended March 31, 1997, noninterest expense increased $417,000 or 4.6% to $9.6 million compared to $9.1 million for the three months ended March 31, 1996. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $738,000 and $194,000, respectively, from the three months ended March 31, 1996 to the three months ended March 31, 1997, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, other expenses increased slightly by $70,000. These increases were somewhat offset by a $475,000 decrease in insurance premiums. This decrease from the prior related quarter was due primarily to the decreased deposit insurance premiums as a result of the lower assessment rates applicable to Coastal in 1997 pursuant to the passage of the Deposit Insurance Funds Act of 1996. Other decreases included an $85,000 decrease in data processing expenses, a $14,000 decrease in expenses related to real estate owned and a $11,000 decrease in the amortization of goodwill.

     Provision  for  Federal  Income  Taxes

     For the three months ended March 31, 1997, the provision for Federal income taxes was $2.2 million compared to $2.0 million for the three months ended March 31, 1996 at an average effective rate of approximately 36.5%.

     Liquidity  and  Capital  Resources

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either branch office or whole bank acquisitions. At March 31, 1997, Coastal had binding commitments to originate or purchase loans totaling approximately $36.9 million and had $41.4 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 1997 totaled $753.4 million at March 31, 1997. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of March 31, 1997, Coastal operated 36 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi and small cities in central and south Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

     PART  II  -  OTHER  INFORMATION


Item  1.          Legal  Proceedings

     Coastal is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial.

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

Item  6.         Exhibits  and  Reports  on  Form  8-K

     a)          The following exhibits are filed as part of this report:

                 Exhibit 27 - Financial Data Schedule
                 Exhibit 99 - Forward-Looking Information

b)(1) Form 8-K filed on March 18, 1997 concerning the execution of a definitive agreement to purchase the Wells Fargo Bank (Texas) branch in Port Arthur, Texas.

   (2) Form 8-K filed on May 5, 1997 to disclose an increase in the dividends declared on common stock from $0.10 to $0.12 per common share for the first quarter of 1997 for shareholders of record on May 15, 1997, payable on June 15, 1997.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   5/13/97                         By/s/     Manuel J. Mehos
                                                   Manuel  J.  Mehos
                                                   Chairman  of  the  Board
                                                   Chief  Executive  Officer









Dated:      5/13/97                         By/s/     Catherine N. Wylie
                                                      Catherine  N.  Wylie
                                                      Chief  Financial  Officer






                                               Exhibit 99



Forward-Looking Information


The information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The above information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's Non-Traditional lending
(loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.