Form 10-Q
period 1997-06-30
COASTAL BANCORP INC
filed 1997-08-08
CIK 919805

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


          [  X  ]        Quarterly  Report  Under  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  JUNE  30,  1997

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

                          5718 Westheimer, Suite 600
                              Houston, Texas 77057
                   (Address of principal executive office)

                                 (713) 435-5000
                       (Registrant's telephone number)

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

      COMMON STOCK ISSUED AND OUTSTANDING: 4,971,532 AS OF JUNE 30, 1997

                    COASTAL BANCORP, INC. AND SUBSIDIARIES

                              Table of Contents



PART  I.          FINANCIAL  INFORMATION





Item 1  Financial Statements
        Consolidated Statements of Financial Condition at June 30, 1997
        (unaudited) and December 31, 1996                                     1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 1997 and 1996 (unaudited)                                    2

        Consolidated Statements of Income for the Three-Month Periods
        Ended June 30, 1997 and 1996 (unaudited)                              3

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 1997 and 1996 (unaudited)                              4

        Notes to Consolidated Financial Statements                            6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            14







PART  II.          OTHER  INFORMATION





Item 1  Legal Proceedings                                      20
Item 2  Changes in Securities                                  20
Item 3  Default upon Senior Securities                         20
Item 4  Submission of Matters to a Vote of Securities Holders  20
Item 5  Other Information                                      20
Item 6  Exhibits and Reports on Form 8-K                       20




SIGNATURES

5

ITEM  1.          FINANCIAL  STATEMENTS



                           COASTAL BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        June 30,    December 31,
                                                          1997          1996
                                                     ------------  -------------
ASSETS                                                (Unaudited)
--------------

Cash and amounts due from depository institutions        $ 27,807    $ 27,735
Federal funds sold                                          6,300          --
Loans receivable (note 4)                               1,336,632   1,229,748
Mortgage-backed securities held-to-maturity (note 3)    1,322,884   1,344,587
Mortgage-backed securities available-for-sale, at
  market value                                            179,662     180,656
U.S. Treasury security available-for-sale,
  at market value                                              --          11
Mortgage loans held for sale                                  357         298
Accrued interest receivable                                15,118      14,690
Property and equipment                                     20,401      14,987
Stock in the Federal Home Loan Bank of Dallas (FHLB)       20,171      25,971
Goodwill                                                   16,648      15,596
Mortgage servicing rights                                   6,207       6,810
Prepaid expenses and other assets                          11,895      14,818
                                                     ------------  ----------
                                                      $ 2,964,082 $ 2,875,907
                                                     ============ ===========




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY



Liabilities:
 Savings deposits (note 5)                           $1,364,759   $1,310,835
 Advances from the FHLB (note 6)                        397,936      409,720
 Securities sold under agreements to
  repurchase (note 6)                                   998,399      966,987
 Senior notes payable (note 7)                           50,000       50,000
 Advances from borrowers for taxes and insurance         10,482        4,676
 Other liabilities and accrued expenses                  15,062       10,791
                                                     -----------  -----------
   Total liabilities                                  2,836,638    2,753,009
                                                     -----------  -----------

9.0% noncumulative preferred stock of
  Coastal Banc ssb                                       28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 2 and 10):
 Preferred stock, no par value; authorized
  shares 5,000,000; no shares issued                        --           --
 Common stock, $.01 par value; authorized
  shares 30,000,000; 4,971,532 and 4,966,941 shares
  issued and outstanding in 1997 and 1996                   50           50
 Additional paid-in capital                             32,667       32,604
 Retained earnings                                      69,561       64,597
 Unrealized gain (loss) on securities
  available-for-sale                                    (3,584)      (3,103)
                                                    -----------  -----------
   Total stockholders' equity                           98,694       94,148
                                                    -----------  -----------
                                                    $2,964,082   $2,875,907
                                                    ===========  ===========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Six Months Ended
                                                             June 30,
                                                         ------------------
                                                        1997           1996
                                                     -----------  ----------
                                                            (Unaudited)


Interest income:
 Mortgage-backed securities                            $ 46,401   $48,310
 Loans receivable                                        52,430    47,738
 Federal funds sold, certificates of deposit and
  other investments                                         671       706
                                                    -----------  --------
                                                         99,502    96,754
                                                    -----------  --------

Interest expense:
 Savings deposits                                        30,545   29,767
 Other borrowed money                                    27,776   27,026
 Senior notes payable                                     2,500    2,500
 Advances from the FHLB:
   Short-term                                             3,712    2,636
   Long-term                                              6,057    6,680
                                                    -----------  --------
                                                         70,590   68,609
                                                      ---------  --------

   Net interest income                                   28,912   28,145
Provision for loan losses                                   900    1,025
                                                      ---------  --------
   Net interest income after provision for
      loan losses                                        28,012   27,120
                                                      ---------  --------

Noninterest income:
 Loan fees and service charges on
   deposit accounts                                       1,875    1,590
 Loan servicing income, net                                 764      752
 Gain on sale of branch office                               --      521
 Gain on sales of mortgage-backed securities
   available-for-sale, net                                   --       (4)
 Other                                                      380      246
                                                     ----------  --------
                                                          3,019    3,105
                                                     ----------  --------

Noninterest expense:
 Compensation, payroll taxes and other benefits           9,318    8,106
 Office occupancy                                         3,264    2,836
 Insurance premiums                                         545    1,477
 Data processing                                          1,110    1,294
 Amortization of goodwill                                   882      897
 Real estate owned                                          482      386
 Other                                                    3,850    4,041
                                                      ---------  --------
                                                         19,451   19,037
                                                      ---------  --------

       Income before provision for Federal
          income taxes                                   11,580   11,188

Provision for Federal income taxes                        4,229    4,090
                                                     ----------  --------
     Net income before preferred stock dividends          7,351    7,098
Preferred stock dividends of Coastal Banc ssb
  (Series A)                                              1,294    1,294
                                                     ----------  --------
     Net income after preferred stock dividends     $     6,057  $ 5,804
                                                     ==========  ========

Net earnings per share (note 9)                      $     1.19   $  1.16
                                                     ==========  ========



See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three Months Ended
                                                        June 30,
                                                   --------------------
                                                    1997        1996
                                                  ---------  ----------
                                                      (Unaudited)


Interest income:
 Mortgage-backed securities                       $    23,209  $23,813
 Loans receivable                                      26,415   24,058
 Federal funds sold, certificates of deposit
   and other investments                                  274      329
                                                   ----------  -------
                                                       49,898   48,200
                                                   ----------  -------

Interest expense:
 Savings deposits                                      15,379   14,685
 Other borrowed money                                  13,996   13,029
 Senior notes payable                                   1,250    1,250
 Advances from the FHLB:
   Short-term                                           1,856    1,517
   Long-term                                            3,153    3,421
                                                   ----------  -------
                                                       35,634   33,902
                                                   ----------  -------

   Net interest income                                 14,264   14,298
Provision for loan losses                                 450      450
                                                   ----------  -------
   Net interest income after provision for
     loan losses                                       13,814   13,848
                                                   ----------  -------

Noninterest income:
 Loan fees and service charges on deposit accounts        981      795
 Loan servicing income, net                               357      359
 Gain on sale of branch office                             --      521
 Other                                                    212      135
                                                   ----------  -------
                                                        1,550    1,810
                                                   ----------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits         4,693    4,219
 Office occupancy                                       1,653    1,419
 Insurance premiums                                       274      731
 Data processing                                          597      696
 Amortization of goodwill                                 445      449
 Real estate owned                                        243      133
 Other                                                  1,989    2,250
                                                 ------------  -------
                                                        9,894    9,897
                                                 ------------  -------

       Income before provision for Federal
           income taxes                                 5,470    5,761

Provision for Federal income taxes                      2,004    2,103
                                                  -----------  -------
     Net income before preferred stock dividends        3,466    3,658
Preferred stock dividends of Coastal Banc ssb
     (Series A)                                           647      647
                                                  -----------  -------
     Net income after preferred stock dividends   $     2,819  $ 3,011
                                                  ===========  =======

Net earnings per share (note 9)                    $     0.55  $  0.60
                                                  ===========  =======




See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                         Six Months Ended
                                                             June 30,
                                                        ------------------
                                                       1997             1996
                                                     ----------  ------------
                                                          (Unaudited)


Cash flows from operating activities:
 Net income before preferred stock dividends         $   7,351   $     7,098
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization of property
   and equipment, purchased loans servicing
   rights, capitalized excess servicing fees
   and prepaid expenses and other assets                3,397         2,796
 Net premium amortization                                 516           719
 Provision for loan losses                                900         1,025
 Amortization of goodwill                                 882           897
 Originations and purchases of mortgage loans
   held for sale                                       (6,549)      (12,784)
 Sales of mortgage loans held for sale                  6,490        11,547
 Loss on sales of mortgage-backed securities
   available-for-sale                                      --             4
 Gain on sale of branch office                             --          (521)
 Decrease (increase) in:
   Accrued interest receivable                           (428)        1,008
   Other, net                                           8,936           818
 Stock dividends from the FHLB                           (644)         (537)
                                                      --------  ------------

   Net cash provided by operating activities           20,851        12,070
                                                      --------  ------------

Cash flows from investing activities:
 Net increase in federal funds sold                    (6,300)           --
 Purchases of mortgage-backed securities
   held-to-maturity                                      (257)           --
 Purchase of U.S. Treasury security
   available-for-sale                                      --           (11)
 Principal repayments on mortgage-backed
   securities                                          21,976        24,071
 Principal repayments on mortgage-backed
   securities available-for-sale                          255           395
 Proceeds from maturity of U.S. Treasury
   security available-for-sale                             11         4,000
 Proceeds from sales of mortgage-backed securities
   available-for-sale                                      --           860
 Purchases of loans receivable                       (113,194)      (43,344)
 Net decrease in loans receivable                       1,872         7,766
 Net purchases of property and equipment               (6,115)       (2,056)
 Purchase of FHLB stock                                (2,556)       (7,924)
 Proceeds from sales of FHLB stock                      9,000         5,000
 Cash and cash equivalents received (paid) in
   business combination transaction, net of
   disposition transaction                             52,119       (13,622)
                                                     ---------  ------------

   Net cash used by investing activities              (43,189)      (24,865)
                                                     ---------  ------------

                                                                 (continued)

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (IN THOUSANDS)




                                                        Six Months Ended
                                                            June 30,
                                                      ------------------
                                                       1997          1996
                                                      -------  ------------
                                                         (Unaudited)


Cash flows from financing activities:
 Net increase (decrease) in savings deposits      $     (700)  $     6,690
 Advances from the FHLB                             2,087,700     1,587,709
 Principal payments on advances from the FHLB      (2,099,484)   (1,465,999)
 Securities sold under agreements to repurchase     5,192,412     4,769,934
 Purchases of securities sold under agreements
   to repurchase                                   (5,161,000)   (4,879,973)
 Exercise of stock options for purchase of
   common stock, net                                       63            51
 Net increase in advances from borrowers for taxes
   and insurance                                        5,806         4,559
 Dividends paid                                        (2,387)       (2,286)
                                                   -----------  ------------
   Net cash provided by financing activities           22,410        20,685
                                                   -----------  ------------

   Net increase in cash and cash equivalents               72         7,890
 Cash and cash equivalents at beginning of period      27,735        10,044
                                                   -----------  ------------
 Cash and cash equivalents at end of period       $    27,807   $    17,934
                                                   ===========  ============

 Supplemental schedule of cash flows-interest
   paid                                           $    69,390   $    71,242
                                                   ===========  ============

 Supplemental schedule of noncash investing
  and financing activities:
   Foreclosures of loans receivable              $      3,065   $     2,366
                                                   ===========  ============




In connection with the purchase of a
 branch office in 1997, Coastal
 recorded the following assets and liabilities:
   Savings deposits acquired                     $     54,563   $        --
   Goodwill                                             1,935            --
   Accrued interest payable and other
    liabilities acquired                                  184            --
   Property and equipment acquired                        693            --
                                                   ===========  ============


In connection with the sale of a branch
   office in 1996, Coastal recorded the
   following reductions of assets and
   liabilities:
     Savings deposits sold                        $        --   $    14,850
     Accrued interest payable sold                         --            65
     Loans receivable sold                                 --           155
     Property and equipment sold                           --           438
     Reduction of goodwill                                 --           179
                                                    ==========  ============




See  accompanying  Notes  to  Consolidated  Financial  Statements
                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)          BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

(3)          MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 1997 (unaudited) were as follows (dollars in thousands):




                                        Gross         Gross
                         Amortized    Unrealized   Unrealized     Market
                            Cost        Gains       Losses        Value
                        ----------   ----------     ----------      ------

Held-to-Maturity:
 REMICS - Agency       $    927,739   $  4,326   $  (35,531)  $    896,534
 REMICS - Non-agency        270,185        911      (10,064)       261,032
 FNMA certificates           77,421         65       (1,280)        76,206
 GNMA certificates           31,744        592           --         32,336
 Non-agency securities       15,767        425         (247)        15,945
 Interest-only securities        28         --           --             28
                          ---------      -----     --------     ----------
                       $  1,322,884   $  6,319   $  (47,122)  $  1,282,081
                          =========      =====     ========     ==========

Available-for-sale:
 REMICS - Agency      $    182,471    $  1,102   $   (6,568)   $   177,005
 REMICS - Non-agency         2,706          --          (49)         2,657
                         ---------       -----     --------      ---------
                      $    185,177    $  1,102   $   (6,617)   $   179,662
                         =========       =====     ========      =========






     Mortgage-backed securities at December 31, 1996 were as follows (dollars in thousands):




                                              Gross       Gross
                            Amortized     Unrealized   Unrealized      Market
                              Cost          Gains        Losses        Value
                            ---------     ----------  -----------    ---------

Held-to-maturity:
 REMICS - Agency            $ 932,488  $     4,730  $  (31,142)  $   906,076
 REMICS - Non-agency          278,612          834      (9,958)      269,488
 FNMA certificates             79,628           72      (1,072)       78,628
 GNMA certificates             34,031          282          --        34,313
 Non-agency securities         19,790          363         (95)       20,058
 Interest-only securities          38           --          (3)           35
                            ---------   ----------  -----------    ---------
                          $ 1,344,587  $     6,281  $  (42,270)  $ 1,308,598
                            =========   ==========  ===========    ==========

Available-for-sale:
 REMICS - Agency          $   182,467  $     1,207  $   (5,946)  $   177,728
 REMICS - Non-agency            2,962           --         (34)        2,928
                            ---------   ----------   ----------    ---------
                          $   185,429  $     1,207  $   (5,980)  $   180,656
                            =========   ==========   ==========    =========



(4)          LOANS  RECEIVABLE

     Loans receivable at June 30, 1997 and December 31, 1996 were as follows (dollars in thousands):




                                            June 30, 1997   December 31, 1996
                                           --------------  ------------------
                                             (Unaudited)

Real estate mortgage loans:
 First-lien mortgage, primarily residential   $    824,233    $  791,337
 Multifamily                                       149,950       139,486
 Residential construction                           81,222        77,146
 Acquisition and development                        28,759        26,132
 Commercial                                        149,153       119,004
 Commercial construction                            11,385         3,963
Commercial loans, secured by residential
  mortgage loans held for sale                      70,948        53,573
Commercial loans, secured by mortgage
  servicing rights                                  32,619        21,380
Commercial, financial and industrial                23,229        21,965
Loans secured by savings deposits                    8,603         8,849
Consumer and other loans                            13,390        14,400
                                             --------------     --------
                                                 1,393,491     1,277,235
Loans in process                                   (51,067)      (38,742)
Allowance for loan losses                           (6,862)       (6,880)
Unearned loan fees                                  (2,574)       (2,344)
Premium to record purchased loans, net               3,644           479
                                             --------------   ----------

                                           $     1,336,632   $ 1,229,748
                                            ==============    ==========

Weighted average yield                           8.38%             8.37%
                                            ==============  ==========




     At June 30, 1997, Coastal had outstanding commitments to originate or purchase $55.6 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $93.1 million. In addition, at June 30, 1997, Coastal had $2.1 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At June 30, 1997 and December 31, 1996, the carrying value of loans that were considered to be impaired totaled approximately $795,000 and $725,000, respectively, (all of which are on nonaccrual) and the related allowance for loan losses on those impaired loans totaled $569,000 and $524,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1997 and 1996 was $735,000 and $939,000, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996 is as follows (in thousands):




                                 Six months ended June 30,
                                ---------------------------
                                     1997        1996
                                   ---------    -------
                                      (Unaudited)

Balance, beginning of period    $     6,880     $5,703
Provision for loan losses               900      1,025
Charge-offs, net of recoveries         (918)      (385)
                                ------------    -------

Balance, end of period          $     6,862     $6,343
                                ============    =======



     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $726.0 million and $776.7 million at June 30, 1997 and December 31, 1996, respectively.

(5)          SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at June 30, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):




                             Stated Rate     June 30, 1997   December 31, 1996
                         ----------------   --------------  ------------------
                                              (Unaudited)

Noninterest-bearing checking          0.00%  $   99,479       $  85,259
NOW accounts                 1.74  -  2.00       64,314          56,862
Savings accounts             2.28  -  2.75       26,265          22,135
Money market demand accounts 3.15  -  4.51      161,537         151,046
                                             ----------     ------------

                                                351,595         315,302
                                             ----------     ------------

Certificate accounts         2.00  -  2.99        6,957          12,930
                             3.00  -  3.99        2,268           1,905
                             4.00  -  4.99       85,786          95,087
                             5.00  -  5.99      820,574         776,765
                             6.00  -  6.99       85,131          91,128
                             7.00  -  7.99        7,986          12,964
                             8.00  -  8.99        3,371           3,515
                             9.00  -  9.99          966           1,171
                            10.00  -  10.99         245             249
                            11.00  -  11.99          17              17
                                             ----------     ------------
                                              1,013,301         995,731
                                             ----------     ------------
Discount to record
savings deposits at fair value, net                (137)           (198)
                                         --------------     ------------

                                       $      1,364,759   $    1,310,835
                                         ==============     ============

Weighted average rate                           4.70%            4.67%
                                         ==============     ============



     The scheduled maturities of certificate accounts outstanding at June 30, 1997 were as follows (dollars in thousands):




                     June 30, 1997
                     --------------
                      (Unaudited)

 0 to 12 months   $         717,502
 12 to 24 months            244,868
 24 to 36 months             36,939
 36 to 48 months              8,618
 48 to 60 months              5,222
 Over 60 months                 152
                     --------------
                  $       1,013,301
                     ==============

(6)          SECURITIES  SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at June 30, 1997 and December 31, 1996 were 5.56% and 5.55%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 5.27% to 5.66% at June 30, 1997.

     (b) The weighted average interest rate on advances from the FHLB at June 30, 1997 and December 31, 1996 were 5.69% and 5.61%, respectively. FHLB advances and related interest rates and maturities at June 30, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):




Maturity  Interest rates                 June 30, 1997     December 31, 1996
--------  ---------------                -------------     -----------------
                                          (Unaudited)

1997       4.93  -  8.31%  $                   180,630  $            189,127
1998      5.25   -  6.96                        19,598                19,674
1999       4.95  -  8.11                       120,645               170,871
2000       5.57  -  7.76                         8,167                 8,320
2001       6.03  -  6.46                         8,756                 8,854
2002                5.60                        47,600                    --
2004                6.52                         3,031                 3,201
2006                6.91                         3,142                 3,167
2007       6.80  -  7.94                           480                   488
2009                8.25                         4,577                 4,681
2011       6.35  -  7.24                         1,310                 1,337
                                         -------------     -----------------

                           $                   397,936  $            409,720
                                         =============     =================



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

     Coastal is a party to interest rate swap and interest rate cap agreements in order to reduce its exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At June 30, 1997, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $60.8 million and $306.7 million, respectively.

     The terms of the interest rate swap agreements outstanding at June 30, 1997 (unaudited) and December 31, 1996 are summarized as follows (dollars in thousands):




                                                  Floating      Fair Value at
                     Notional   LIBOR     Fixed   Rate at       End of Period
Maturity              Amount    Index      Rate     End          gain (loss)
                                                 of Period
-----------------    -------  ---------  ------  ---------      -------------

At June 30, 1997:
1997                $ 5,000  One-month    4.990%   5.703%       $       1
                      6,000  Three-month  6.493    5.813              (14)
1998                  4,400  Three-month  6.709    5.813              (29)
1999                 14,600  Three-month  6.926    5.813             (170)
2000                  4,800  Three-month  6.170    5.598              (39)
                      2,590  Three-month  6.000    5.750               36
2005                 23,442  Three-month  6.500    5.539              134
                    --------                                    ----------
                   $ 60,832                                     $     (81)
                    ========                                    ==========

At December 31, 1996:
1997               $  5,000  One-month    4.990%   5.633%  $            6
                      6,000  Three-month  6.493    5.500              (65)
1998                  4,400  Three-month  6.709    5.500             (111)
1999                 14,600  Three-month  6.926    5.500             (619)
2000                  4,800  Three-month  6.170    5.543              (64)
                      2,660  Three-month  6.000    5.617               24
2005                 23,442  Three-month  6.500    5.500              (15)
                   --------                                ---------------
                $    60,902                                $         (844)
                   ========                                ===============




     The agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest received rate on all of the interest rate swap agreements was approximately 5.61% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.42% for the six months ended June 30, 1997. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense" in the accompanying consolidated statements of
operations.    The  net  interest  expense  related  to  these  agreements was approximately $246,000 for the six months ended June 30, 1997 and approximately $309,000 for the six months ended June 30, 1996. Coastal had pledged approximately $6.8 million of mortgage-backed securities to secure interest rate swap agreements at June 30, 1997.

     Coastal has interest rate cap agreements with various counterparties. The agreements provide for the counterparties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 5.0% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were
actually  borrowed  or  are  to  be  repaid.    The
purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $591,000 and $1.1 million at June 30, 1997 and December 31, 1996, respectively, with the estimated fair value of the agreements being $791,000 and $639,000 at June 30, 1997 and December 31, 1996, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of operations. The net decrease in interest income related to the interest rate cap agreements was approximately $201,000 and $283,000 for the six months ended June 30, 1997 and 1996 respectively.

     Interest rate cap agreements outstanding at June 30, 1997 expire as follows (dollars in thousands):




Year of      Strike rate    Notional
expiration      range        amount
----------  --------------  ---------

1997         5.0  -  9.0%   $  86,650
1998         5.0  -  12.5     156,400
1999        7.25  -  11.0      52,422
2000         7.5  -  9.5       11,265
                            ---------
                            $ 306,737
                            =========



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

(9)          NET  EARNINGS  PER  SHARE

     Net earnings per share is calculated by dividing net income after preferred stock dividends by the weighted average number of common shares and common stock equivalents. Stock options outstanding are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares used in the computation of earnings per share is 5,122,618 and 5,022,070 for the three months ended June 30, 1997 and 1996, respectively (unaudited) and 5,110,292 and 5,016,086 for the six months ended June 30, 1997 and 1996, respectively (unaudited).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior-period EPS data presented will be restated to conform with Statement 128. The adoption of Statement 128 is not expected to have a material impact on Coastal's consolidated financial statements.

(10)          STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At June 30, 1997, the Bank's regulatory capital (unaudited) in relation to its current existing regulatory capital requirements were as follows (dollars in thousands):




                       Actual                Requirement           Excess
Capital Requirement    Dollar   Percent     Dollar   Percent   Dollar   Percent
--------------------  --------  --------   -------  --------  -------  --------

Tier 1 (core)         $156,185   5.49%  $ 113,760     4.00%  $ 42,425     1.49%
Tier 1 risk-based      156,185  11.25      55,548     4.00    100,637     7.25
Total risk-based       163,047  11.74     111,097     8.00     51,950     3.74



     At June 30, 1997, the Bank, according to certain capital requirements outlined by the FDIC, was categorized as "well capitalized".

(11)          BRANCH  ACQUISITION

     On June 21, 1997, Coastal announced the completion of the acquisition of the Wells Fargo Bank (Texas) branch located at 441 Austin Avenue in Port
Arthur, Texas. At the date of acquisition, the Port Arthur location had approximately $54.6 million in deposits which were assumed by Coastal, in addition, approximately $693,000 of operating assets were purchased in the transaction.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial  Condition

     Total assets increased 3.1% or $88.2 million from December 31, 1996 to June 30, 1997. The net increase resulted primarily from an increase in loans receivable of $106.9 million, an increase in Federal funds sold of $6.3 million, an increase in property and equipment of $5.4 million, offset by decreases of $21.7 million and $5.8 million in mortgage-backed securities held-to-maturity and stock in the Federal Home Loan Bank of Dallas, respectively. The increase in loans receivable was primarily due to a bulk loan purchase of residential mortgage loans totalling $97.5 million in June of 1997 (resulting from the investment of the cash received from the branch acquisition that closed on June 21, 1997) and the increase in Federal funds sold was due to Coastal's use of this overnight investment alternative for excess funds beginning in the second quarter of 1997. The increase in property and equipment was due primarily to the acquisition of assets related to the relocation of Coastal's corporate headquarters. The relocation, which will be finalized during the third quarter of 1997, will consolidate Coastal's administrative, primarily lending and mortgage servicing offices. The decrease in mortgage-backed securities held-to-maturity was due to principal payments received.

     Savings deposits increased slightly by 4.1% or $53.9 million from December 31, 1996 to June 30, 1997. This increase was primarily due to the branch acquisition of $54.6 million in deposits completed on June 21, 1997, offset by a slight decrease in existing deposits. Securities sold under agreements to repurchase increased 3.3% or $31.4 million and advances from the FHLB decreased by $11.8 million or 2.9% from December 31, 1996 to June 30, 1997. The reallocation of the borrowings outstanding during such period was directly attributable to Coastal's change in funding sources to take advantage of more favorable interest rates. Stockholders' equity increased 4.8% or $4.5 million from December 31, 1996 to June 30, 1997 as a result primarily of net income offset by a $481,000 increase in the unrealized loss on securities available-for-sale and by dividends declared.

Results  of  Operations  for  the  Six  Months  Ended June 30, 1997 and 1996

     General

     For the six months ended June 30, 1997, net income before preferred stock dividends increased 3.6% to $7.4 million from $7.1 million for the six months ended June 30, 1996. Net interest income increased slightly by $767,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Noninterest income decreased during such period by $86,000 primarily due to the $521,000 nonrecurring gain on the sale of a branch office that was recorded during the six months ended June 30, 1996. Noninterest expense increased by $414,000 and the provision for Federal income taxes increased $139,000.

     Interest  Income

     Interest income for the six months ended June 30, 1997 increased $2.7 million or 2.8% from the six months ended June 30, 1996. The increase was primarily due to an increase of $4.7 million in interest earned on loans receivable over the prior comparable period. The increase in interest income on loans receivable was due to a $119.2 million increase in the average balance of loans receivable offset by a slight decrease in the average yield from 8.50% for the six months ended June 30, 1996 to 8.44% for the six months ended June 30, 1997. This increase was offset by a $1.9 million decrease in interest income on mortgage-backed securities primarily due to a lower average balance and a decrease in the average yield on mortgage-backed securities from 6.15% for the six months ended June 30, 1996 to 6.09% for the six months ended June 30, 1997 and a $35,000 decrease in interest income on Federal funds sold, certificates of deposit and other investments. Total interest-earning assets for the six months ended June 30, 1997 averaged $2.8 billion as compared to $2.7 billion for the six months ended June 30, 1996.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $70.6 million for the six months ended June 30, 1997, as compared to $68.6 million for the same period in 1996. The increase in interest expense was due to a $73.2 million increase in the average balance of interest-bearing liabilities during such period at the average rate paid of 5.38% for both the six month periods ended June 30, 1997 and 1996. The increase in average interest-bearing liabilities consisted of a $37.7 million increase in interest-bearing savings deposits, a $21.6 million increase in securities sold under agreements to repurchase, a $13.6 million increase in FHLB advances and a $326,000 increase in Federal funds purchased.

     Net  Interest  Income

     Net interest income was $28.9 million for the six months ended June 30, 1997 as compared to $28.1 million for the same period in 1996. The increase in net interest income was due to the slightly improved net interest rate spread (Spread) percentage. Spread, defined to exclude noninterest-bearing deposits, increased from 1.73% for the six months ended June 30, 1996 to 1.75% for the six months ended June 30, 1997. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the six months ended June 30, 1997 and 1996 were 1.91% and 1.90%, respectively. Net interest margin (Margin) was 2.07% for both the six month periods ended June 30, 1997 and 1996. Margin represents net interest income as a percentage of average interest-earning assets. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The increase in the Spread was primarily due to a slight increase in the average yield on interest-earning assets from 7.11% for the six months ended June 30, 1996 to 7.13% for the same period in 1997. In addition, average net interest-earning assets decreased $4.6 million from the six months ended June 30, 1996 to the six months ended June 30, 1997.

     The slight improvement in the Spread level is consistent with management's goal of achieving a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as the London Interbank Offered Rate (LIBOR) and local and regional prime rates. To continue the improvement in both the Margin and Spread levels, management intends to gradually increase commercial business loans to approximately 15% of total assets and commercial business (noninterest-bearing) deposits to approximately 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     Provision for loan losses was $900,000 for the six months ended June 30, 1997 as compared to $1.0 million for the six months ended June 30, 1996. The decrease in the provision for loan losses was due to management's satisfaction with the current allowance for loan losses established based on Coastal's loan loss policy. The allowance for loan losses as a percentage of total loans was 0.51% at June 30, 1997 and 0.56% at June 30, 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income

     For the six months ended June 30, 1997, noninterest income decreased $86,000 or 2.8% to $3.0 million, compared to $3.1 million for the six months ended June 30, 1996. The decrease in noninterest income was primarily due to the $521,000 nonrecurring gain on the sale of a branch office recorded during the six months ended June 30, 1996. This decrease was somewhat offset by an increase of $285,000 in loan fees and service charges and a $134,000 increase in other noninterest income. The increase in loan fees and service charges was due primarily to an increase of $245,000 in service charges on deposit accounts.

     Noninterest  Expense

     For the six months ended June 30, 1997, noninterest expense increased $414,000 or 2.2% to $19.5 million compared to $19.0 million for the six months ended June 30, 1996. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $1.2 million and $428,000, respectively, from the six months ended June 30, 1996 to the six months ended June 30, 1997, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending
programs.    In  addition,  real  estate owned expenses increased by $96,000.
These increases were somewhat offset by a $932,000 decrease in insurance premiums. This decrease was due primarily to the decreased deposit insurance premiums as a result of the lower assessment rates applicable to Coastal in 1997 pursuant to the passage of the Deposit Insurance Funds Act of 1996. Other decreases included a $184,000 decrease in data processing expenses (due in part to the 1996 data processing conversion expenses incurred), a $15,000 decrease in the amortization of goodwill and a $191,000 decrease in other noninterest expenses.

     Provision  for  Federal  Income  Taxes

     For the six months ended June 30, 1997, the provision for Federal income taxes was $4.2 million compared to $4.0 million for the six months ended June 30, 1996 at an average effective rate of approximately 36.5%.

Results  of  Operations  for  the  Three Months Ended June 30, 1997 and 1996

     General

     For the three months ended June 30, 1997, net income before preferred stock dividends decreased 5.3% to $3.5 million from $3.7 million for the three months ended June 30, 1996. Net interest income decreased $34,000 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Noninterest income decreased during such period by $260,000 primarily due to the $521,000 nonrecurring gain on the sale of a branch office that was recorded during the three months ended June 30, 1996. Noninterest expense decreased by $3,000 and the provision for federal income taxes decreased by $99,000.

     Interest  Income

     Interest income for the three months ended June 30, 1997 increased $1.7 million or 3.5% from the three months ended June 30, 1996. The increase was primarily due to an increase of $2.4 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $113.2 million increase in the average balance of loans receivable offset by a slight decrease in the average yield from 8.49% for the three months ended June 30, 1996 to 8.47% for the three months ended June 30, 1997. This increase was offset by a $604,000 decrease in interest income on mortgage-backed securities primarily due to a lower average balance and a $55,000 decrease in interest income on Federal funds sold, certificates of deposit and other investments. Total interest-earning assets for the three months ended June 30, 1997 averaged $2.8 billion as compared to $2.7 billion for the three months ended June 30, 1996.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $35.6 million for the three months ended June 30, 1997, as compared to $33.9 million for the same period in 1996. The increase in interest expense was due to a $68.8 million increase in the average balance of interest-bearing liabilities during such period and an increase in the average rate paid on interest-bearing liabilities from 5.32% for the three months ended June 30, 1996 to 5.45% for
the  three  months  ended  June  30,  1997.    The  increase  in  average
interest-bearing liabilities consisted of a $37.9 million increase in securities sold under agreements to repurchase, a $36.8 million increase in interest-bearing savings deposits, a $648,000 increase in Federal funds purchased offset by a $6.5 million decrease in FHLB advances.

     Net  Interest  Income

     Net interest income was $14.3 million for the three months ended June 30, 1997 and for the same period in 1996. Net interest margin (Margin) decreased from 2.10% for the three months ended June 30, 1996 to 2.05% for the three months ended June 30, 1997. Margin represents net interest income as a percentage of average interest-earning assets. Net interest rate spread (Spread), defined to exclude noninterest-bearing deposits, decreased from 1.76% for the three months ended June 30, 1996 to 1.71% for the three months ended June 30, 1997. Management also calculates an alternative Spread which
includes  noninterest-bearing  deposits.    Under  this  calculation,  the
alternative Spreads for the three months ended June 30, 1997 and 1996 were 1.88% and 1.93%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The decrease in the Margin and Spread were primarily due to the increase in the average interest rates paid on interest-bearing liabilities from 5.32% for the three months ended June 30, 1996 to 5.45% for the same period in 1997, offset by an increase in the average yield on interest-earning assets from 7.08% for the three months ended June 30, 1996 to 7.16% for the same period in 1997. In addition, average net interest-earning assets decreased $6.3 million from the three months ended June 30, 1996 to the three months ended June 30, 1997.

     Management's goal is to achieve a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as the London Interbank Offered Rate (LIBOR) and local and regional prime rates. Management intends to gradually increase commercial business loans to approximately 15% of total assets and commercial business (noninterest-bearing) deposits to approximately 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     Provision for loan losses was $450,000 for the three months ended June 30, 1997 and 1996. The allowance for loan losses as a percentage of total loans was 0.51% at June 30, 1997 and 0.56% at June 30, 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income

     For the three months ended June 30, 1997, noninterest income decreased $260,000 or 14.4% to $1.6 million, compared to $1.8 million for the three months ended June 30, 1996. The decrease in noninterest income was due to the $521,000 nonrecurring gain on the sale of a branch office recorded during the three months ended June 30, 1996. This decrease was somewhat offset by an increase of $186,000 in loan fees and service charges and a $77,000 increase in other noninterest income. The increase in loan fees and service charges was due to an increase of $141,000 in service charges on deposit accounts.

     Noninterest  Expense

     For the three months ended June 30, 1997, noninterest expense decreased $3,000 from the three months ended June 30, 1996. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $474,000 and $234,000, respectively, from the three months ended June 30, 1996 to the three months ended June 30, 1997, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, real estate owned expenses increased by $110,000. These increases were somewhat offset by a $457,000 decrease in insurance premiums. This decrease from the prior related quarter was due primarily to the decreased deposit insurance premiums as a result of the lower assessment rates applicable to Coastal in 1997 pursuant to the passage of the Deposit Insurance Funds Act of 1996. Other decreases included a $99,000 decrease in data processing expenses (due in part to the 1996 data processing conversion expenses incurred), a $4,000 decrease in the amortization of goodwill and a $261,000 decrease in other noninterest expense.

     Provision  for  Federal  Income  Taxes

     For the three months ended June 30, 1997, the provision for Federal income taxes was $2.0 million compared to $2.1 million for the three months ended June 30, 1996 at an average effective rate of approximately 36.5%.

     Liquidity  and  Capital  Resources

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB, Federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At June 30, 1997, Coastal had binding commitments to originate or purchase loans totaling approximately $55.6 million and had $51.1 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 1997 totaled $717.5 million at June 30, 1997. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of June 30, 1997, Coastal operated 37 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi and small cities in the south east quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

     Forward-Looking  Information

     The above discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The above information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and
are subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 1997.

     PART  II  -  OTHER  INFORMATION

Item  1.          Legal  Proceedings

     Coastal is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial.

Item  2.          Changes  in  Securities

     a)          Not  applicable.

     b)          Not  applicable.

Item  3.          Default  Upon  Senior  Securities

     Not  applicable.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security Holders

     On April 24, 1997, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the Company), the stockholders voted upon and approved the election of two directors and the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending
December  31,  1997.    With respect to such matters, the results of the votes
were  as  follows:

     1)          Election  of  directors:
                                 Number of Votes
                            In favor             Withheld

Manuel  J.  Mehos            3,568,294            4,500
James  C.  Niver             3,568,294            4,500

     2) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors:

Number  of  votes  in  favor:            3,568,644
Number  of  votes  against:                  2,325
Number  of  votes  abstaining:               1,825

Item  5.          Other  Information

     Not  applicable.

Item  6.          Exhibits  and  Reports  on  Form  8-K

     a)          The  following  exhibits  are  filed  as part of this report:
               Exhibit  27  -  Financial  Data  Schedule  (filed  via  EDGAR)
               Exhibit  99  -  Forward-Looking  Information

b) Form 8-K filed on May 5, 1997 to disclose an increase in the dividends declared on common stock from $0.10 to $0.12 per common share for the first quarter of 1997 for shareholders of record on May 15, 1997, payable on June 15, 1997.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:          8/8/97                  By/s/   Manuel J. Mehos
                                                Manuel  J.  Mehos
                                                Chairman  of  the  Board
                                                Chief  Executive  Officer









Dated:       8/8/97                     By/s/   Catherine N. Wylie
                                                Catherine  N.  Wylie
                                                Chief  Financial  Officer

                                  Exhibit 27


                           Financial Data Schedule


                              (filed via EDGAR)
                                  Exhibit 99


                         Forward-Looking Information


Forward-Looking  Information

     The information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that
Reform  Act.    The  words  "estimate,"  "project,"  "anticipate,"  "expect,"
"intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 1997.