Form 10-Q
period 1997-09-30
COASTAL BANCORP INC
filed 1997-11-12
CIK 919805

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or 15 (d) of
                      the  Securities  Exchange  Act  of  1934
                      For  the  Quarterly  Period  Ended  SEPTEMBER  30,  1997

          [     ]     Transition Report Pursuant to Section 13 or 15 (d) of
                      the  Securities  Exchange  Act  of  1934
                      For  the  Transition  Period  from  ______  to  ______

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

   COMMON STOCK ISSUED AND OUTSTANDING: 4,992,203 AS OF SEPTEMBER 30, 1997

                    COASTAL BANCORP, INC. AND SUBSIDIARIES

                              Table of Contents



PART  I.          FINANCIAL  INFORMATION





Item 1  Financial Statements
        Consolidated Statements of Financial Condition at September 30, 1997
        (unaudited) and December 31, 1996                                        1

        Consolidated Statements of Income for the Nine-Month Periods Ended
        September 30, 1997 and 1996 (unaudited)                                  2

        Consolidated Statements of Income for the Three-Month Periods
        Ended September 30, 1997 and 1996 (unaudited)                            3

        Consolidated Statements of Cash Flows for the Nine-Month Periods
        Ended September 30, 1997 and 1996 (unaudited)                            4

        Notes to Consolidated Financial Statements                               6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                               14







PART  II.          OTHER  INFORMATION





Item 1  Legal Proceedings                                      20
Item 2  Changes in Securities                                  20
Item 3  Default upon Senior Securities                         20
Item 4  Submission of Matters to a Vote of Securities Holders  20
Item 5  Other Information                                      20
Item 6  Exhibits and Reports on Form 8-K                       20




SIGNATURES

5

ITEM  1.          FINANCIAL  STATEMENTS



                            COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             September 30,   December 31,
                                                                 1997            1996
                                                           ---------------  -------------
ASSETS                                                        (Unaudited)
----------------------------------------------------------

Cash and amounts due from depository institutions          $        38,886  $      27,735
Federal funds sold                                                   5,000             --
Loans receivable (note 4)                                        1,298,795      1,229,748
Mortgage-backed securities held-to-maturity (note 3)             1,325,681      1,344,587
Mortgage-backed securities available-for-sale, at market
   value                                                           168,976        180,656
U.S. Treasury security available-for-sale, at market value              --             11
Mortgage loans held for sale                                            --            298
Accrued interest receivable                                         15,388         14,690
Property and equipment                                              22,597         14,987
Stock in the Federal Home Loan Bank of Dallas (FHLB)                20,478         25,971
Goodwill                                                            16,191         15,596
Mortgage servicing rights                                            5,879          6,810
Prepaid expenses and other assets                                   11,689         14,818
                                                           ---------------  -------------
                                                           $     2,929,560  $   2,875,907
                                                           ===============  =============




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY



Liabilities:
 Savings deposits (note 5)                                     $1,392,234   $1,310,835
 Advances from the FHLB (note 6)                                  383,002      409,720
 Securities sold under agreements to repurchase (note 6)          943,493      966,987
 Senior notes payable (note 7)                                     50,000       50,000
 Advances from borrowers for taxes and insurance                   12,317        4,676
 Other liabilities and accrued expenses                            18,108       10,791
   Total liabilities                                            2,799,154    2,753,009
                                                               -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb             28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 2 and 10):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                    --           --
 Common stock, $.01 par value; authorized shares 30,000,000;
   4,992,203 and 4,966,941 shares issued and outstanding in
   1997 and 1996                                                       50           50
 Additional paid-in capital                                        32,977       32,604
 Retained earnings                                                 71,680       64,597
 Unrealized gain (loss) on securities available-for-sale           (3,051)      (3,103)
   Total stockholders' equity                                     101,656       94,148
                                                               -----------  -----------
                                                               $2,929,560   $2,875,907
                                                               ===========  ===========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                  Nine Months Ended
                                                                    September 30,
                                                                 -------------------
                                                                 1997            1996
                                                           -------------------  ---------
                                                                      (Unaudited)


Interest income:
 Mortgage-backed securities                                 $       69,395      $ 71,826
 Loans receivable                                                   80,249        72,059
 Federal funds sold, certificates of deposit and other
   investments                                                       1,109         1,111
                                                                   150,753       144,996
                                                            -------------------  ---------

Interest expense:
 Savings deposits                                                   46,659        44,687
 Other borrowed money                                               41,985        38,609
 Senior notes payable                                                3,750         3,750
 Advances from the FHLB:
   Short-term                                                        5,798         4,527
   Long-term                                                         9,450        11,264
                                                            -------------------  ---------
                                                                   107,642       102,837
                                                            -------------------  ---------

   Net interest income                                              43,111        42,159
Provision for loan losses                                            1,350         1,475
   Net interest income after provision for loan losses              41,761        40,684
                                                            -------------------  ---------

Noninterest income:
 Loan fees and service charges on deposit accounts                   2,913         2,526
 Loan servicing income, net                                          1,097         1,160
 Gain on sale of branch office                                          --           521
 Gain on sales of mortgage-backed securities
   available-for-sale, net                                             237            (4)
 Other                                                                 515           321
                                                                     4,762         4,524
                                                            -------------------  ---------

Noninterest expense:
 Compensation, payroll taxes and other benefits                     14,024        12,183
 Office occupancy                                                    5,288         4,360
 Insurance premiums                                                    819         2,105
 Data processing                                                     1,676         1,788
 Amortization of goodwill                                            1,361         1,340
 Real estate owned                                                     628           665
 Other                                                               5,830         6,189
 SAIF insurance special assessment                                      --         7,455
                                                            -------------------  ---------
                                                                    29,626        36,085
                                                            -------------------  ---------

       Income before provision for Federal income taxes             16,897         9,123

Provision for Federal income taxes                                   6,182         3,454
                                                            -------------------  ---------
     Net income before preferred stock dividends                    10,715         5,669
Preferred stock dividends of Coastal Banc ssb (Series A)             1,941         1,941
                                                            -------------------  ---------
     Net income after preferred stock dividends             $        8,774      $  3,728
                                                            ===================  =========

Net earnings per share (note 9)                             $         1.71      $   0.74
                                                            ===================  =========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                      Three Months Ended
                                                                        September 30,
                                                                      --------------------
                                                                      1997       1996
                                                             --------------------  --------
                                                                           (Unaudited)


Interest income:
 Mortgage-backed securities                                  $         22,994   $23,516
 Loans receivable                                                      27,819    24,321
 Federal funds sold, certificates of deposit and other
    investments                                                           438       405
                                                                       51,251    48,242
                                                             --------------------  --------

Interest expense:
 Savings deposits                                                     16,114    14,920
 Other borrowed money                                                 14,209    11,583
 Senior notes payable                                                  1,250     1,250
 Advances from the FHLB:
   Short-term                                                          2,086     1,891
   Long-term                                                           3,393     4,584
                                                             --------------------  --------
                                                                      37,052    34,228
                                                             --------------------  --------

   Net interest income                                                14,199    14,014
Provision for loan losses                                                450       450
   Net interest income after provision for loan losses                13,749    13,564
                                                             --------------------  --------

Noninterest income:
 Loan fees and service charges on deposit accounts                     1,038       936
 Loan servicing income, net                                              333       408
 Gain on sale of mortgage-backed securities available-for-sale           237        --
 Other                                                                   135        75
                                                                       1,743     1,419
                                                             --------------------  --------

Noninterest expense:
 Compensation, payroll taxes and other benefits                        4,706     4,077
 Office occupancy                                                      2,024     1,524
 Insurance premiums                                                      274       628
 Data processing                                                         566       494
 Amortization of goodwill                                                479       443
 Real estate owned                                                       146       279
 Other                                                                 1,980     2,148
 SAIF insurance special assessment                                        --     7,455
                                                             --------------------  --------
                                                                      10,175    17,048
                                                             --------------------  --------

       Income before provision for Federal income taxes                5,317    (2,065)

Provision for Federal income taxes                                     1,953      (636)
                                                             --------------------  --------
     Net income before preferred stock dividends                       3,364    (1,429)
Preferred stock dividends of Coastal Banc ssb (Series A)                 647       647
                                                             --------------------  --------
     Net income after preferred stock dividends              $         2,717   $(2,076)
                                                             ====================  ========

Net earnings per share (note 9)                              $          0.52   $ (0.42)
                                                             ====================  ========



See  accompanying  Notes  to  Consolidated  Financial  Statements

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)




                                                                    Nine Months Ended
                                                                      September 30,
                                                                   -------------------
                                                                  1997           1996
                                                           -------------------  ------------
                                                                        (Unaudited)


Cash flows from operating activities:
 Net income before preferred stock dividends                  $   10,715   $     5,669
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization of property and equipment,
   purchased loan servicing rights, capitalized excess
   servicing fees and prepaid expenses and other assets            5,334         4,490
 Net premium amortization                                          1,458           788
 Provision for loan losses                                         1,350         1,475
 Amortization of goodwill                                          1,361         1,340
 Originations and purchases of mortgage loans held for sale       (8,063)      (17,094)
 Sales of mortgage loans held for sale                             8,361        16,642
 (Gain) loss on sales of mortgage-backed securities
   available-for-sale                                               (237)            4
 Gain on sale of branch office                                        --          (521)
 Decrease (increase) in:
   Accrued interest receivable                                      (698)          771
   Other, net                                                      7,133        11,022
 Stock dividends from the FHLB                                      (951)         (911)
                                                          -------------------  ------------

   Net cash provided by operating activities                      25,763        23,675
                                                          -------------------  ------------

Cash flows from investing activities:
 Net increase in federal funds sold                               (5,000)           --
 Purchases of mortgage-backed securities held-to-maturity        (20,257)           --
 Purchase of U.S. Treasury security available-for-sale                --           (11)
 Principal repayments on mortgage-backed securities               39,140        40,731
 Principal repayments on mortgage-backed securities
   available-for-sale                                                452           562
 Proceeds from maturity of U.S. Treasury security
   available-for-sale                                                 11         4,000
 Proceeds from sales of mortgage-backed securities
   available-for-sale                                             11,545           860
 Purchases of loans receivable                                  (120,024)     (160,362)
 Net decrease in loans receivable                                 44,400        44,601
 Net purchases of property and equipment                          (9,224)       (2,807)
 Purchase of FHLB stock                                           (2,556)       (7,924)
 Proceeds from sales of FHLB stock                                 9,000         5,000
 Cash and cash equivalents received (paid) in business
   combination transaction, net of disposition transaction        52,098        11,745
                                                           -------------------  ------------

   Net cash used by investing activities                            (415)      (63,605)
                                                           -------------------  ------------

                                                                             (continued)

                    COASTAL BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (IN THOUSANDS)




                                                                   Nine Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                 1997              1996
                                                           -------------------  ------------
                                                                       (Unaudited)


Cash flows from financing activities:
 Net increase (decrease) in savings deposits                   $    26,744   $    10,206
 Advances from the FHLB                                          2,539,800     2,709,932
 Principal payments on advances from the FHLB                   (2,566,518)   (2,555,207)
 Securities sold under agreements to repurchase                  7,722,507     6,885,085
 Purchases of securities sold under agreements to repurchase    (7,741,112)   (6,999,802)
 Exercise of stock options for purchase of common stock, net           373            71
 Net increase in advances from borrowers for taxes and insurance     7,641         6,046
 Dividends paid                                                     (3,632)       (3,429)
                                                           -------------------  ------------
   Net cash provided by financing activities                       (14,197)       52,902
                                                           -------------------  ------------

   Net increase in cash and cash equivalents                        11,151        12,972
 Cash and cash equivalents at beginning of period                   27,735        10,044
                                                           -------------------  ------------
 Cash and cash equivalents at end of period                    $    38,886   $    23,016
                                                           ===================  ============

 Supplemental schedule of cash flows-interest paid             $   105,216   $   105,311
                                                           ===================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                            $     3,883   $     3,614
                                                           ===================  ============


In connection with the purchase of a branch office in 1997, Coastal recorded the following assets and liabilities:
 Savings deposits acquired                                     $    54,563   $        --
 Goodwill                                                            1,956            --
 Accrued interest payable and other liabilities acquired               184            --
 Property and equipment acquired                                       693            --
                                                           ===================  ============

In connection with the sale of a branch office in 1996,
Coastal recorded the following reductions of assets
and liabilities:
 Savings deposits sold                                         $       --   $    14,850
 Accrued interest payable sold                                         --            65
 Loans receivable sold                                                 --           155
 Property and equipment sold                                           --           438
 Reduction of goodwill                                                 --           179
                                                           ===================  ============

In connection with the branch swap in 1996, Coastal
recorded the following net assets and liabilities:
 Net savings deposits acquired                                $        --   $    25,992
 Net loans receivable acquired                                         --         1,173
 Net accrued interest payable acquired                                 --           426
 Net property and equipment sold                                       --           124
 Net accrued interest receivable acquired                              --             2
                                                           ===================  ============




See  accompanying  Notes  to  Consolidated  Financial  Statements
                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)          BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

(2)          PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. and its wholly-owned subsidiaries, Coastal Banc ssb and subsidiaries (collectively, Coastal) and Coastal Banc Capital Corp. Coastal Banc ssb's subsidiaries include CoastalBanc Financial Corp., CBS Mortgage Corp., and CBS Asset Corp. (collectively with Coastal Banc ssb, the
Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or total stockholders' equity.

(3)          MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at September 30, 1997 (unaudited) were as follows (dollars in thousands):




                                          Gross             Gross
                          Amortized        Unrealized      Unrealized            Market
                             Cost            Gains           Losses              Value
                         ----------       ---------       ----------            ------

Held-to-Maturity:
 REMICS - Agency          $   939,640      $  4,982         $  (28,521)       $   916,101
 REMICS - Non-agency          266,084           716             (7,715)           259,085
 FNMA certificates             74,728           147               (952)            73,923
 GNMA certificates             30,128           684                 --             30,812
 Non-agency securities         15,077           351               (240)            15,188
 Interest-only securities          24            --                 --                 24
                            ---------         -----            -------          ---------
                          $ 1,325,681      $  6,880         $  (37,428)       $ 1,295,133
                            =========         =====            ========         =========

Available-for-sale:
 REMICS - Agency         $    171,165      $    552         $   (5,208)       $  166,509
 REMICS - Non-agency            2,506            --                (39)            2,467
                            ---------         -----            --------         ---------
                         $    173,671      $    552         $   (5,247)       $  168,976
                            =========         =====            ========         =========



Proceeds from sales of mortgage-backed securities available-for-sale for the nine months ended September 30, 1997 were approximately $11.5 million. Gross gains of approximately $237,000 were realized on these sales.


     Mortgage-backed securities at December 31, 1996 were as follows (dollars in thousands):




                                              Gross           Gross
                              Amortized     Unrealized     Unrealized       Market
                                Cost          Gains          Losses          Value
                              ---------     ----------     -----------     ---------

Held-to-maturity:
 REMICS - Agency           $    932,488  $       4,730  $     (31,142)  $    906,076
 REMICS - Non-agency            278,612            834         (9,958)       269,488
 FNMA certificates               79,628             72         (1,072)        78,628
 GNMA certificates               34,031            282             --         34,313
 Non-agency securities           19,790            363            (95)        20,058
 Interest-only securities            38             --             (3)            35
                              ---------     ----------     -----------     ---------
                           $  1,344,587  $       6,281  $     (42,270)  $  1,308,598
                              =========     ==========     ===========     =========

Available-for-sale:
 REMICS - Agency           $    182,467  $       1,207  $      (5,946)  $    177,728
 REMICS - Non-agency              2,962             --            (34)         2,928
                              ---------     ----------     -----------     ---------
                           $    185,429  $       1,207  $      (5,980)  $    180,656
                              =========     ==========     ===========     =========



(4)          LOANS  RECEIVABLE

     Loans receivable at September 30, 1997 and December 31, 1996 were as follows (dollars in thousands):




                                                     September 30, 1997   December 31, 1996
                                                     -------------------  ------------------
                                                        (Unaudited)

Real estate mortgage loans:
 First-lien mortgage, primarily residential      $         760,640   $         791,337
 Commercial                                                174,858             119,004
 Multifamily                                               134,208             139,486
 Residential construction                                   83,695              77,146
 Acquisition and development                                25,633              26,132
 Commercial construction                                    15,429               3,963
Commercial loans, secured by residential mortgage
  loans held for sale                                       84,452              53,573
Commercial loans, secured by mortgage servicing rights      32,639              21,380
Commercial, financial and industrial                        22,617              21,965
Loans secured by savings deposits                            8,431               8,849
Consumer and other loans                                    13,885              14,400
                                                      --------------        ------------
                                                         1,356,487            1,277,235
Loans in process                                           (50,716)             (38,742)
Allowance for loan losses                                   (7,082)              (6,880)
Unearned loan fees                                          (2,705)              (2,344)
Premium to record purchased loans, net                       2,811                  479
                                                     ---------------         -----------

                                                  $      1,298,795          $  1,229,748
                                                     ================        ===========

Weighted average yield                                       8.36%                  8.37%
                                                     ================        ===========



     At September 30, 1997, Coastal had outstanding commitments to originate or purchase $52.0 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $109.5 million. In addition, at September 30, 1997, Coastal had $2.0 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At September 30, 1997 and December 31, 1996, the carrying value of loans that were considered to be impaired totaled approximately $912,000 and $725,000, respectively, (all of which are on nonaccrual) and the related allowance for loan losses on those impaired loans totaled $676,000 and $524,000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was $770,000 and $856,000, respectively.

     An analysis of activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 is as follows (in thousands):




                                       Nine months ended September 30,
                                     ---------------------------
                                              1997     1996
                                     ---------------------------
                                                (Unaudited)

Balance, beginning of period    $            6,880   $5,703
Provision for loan losses                    1,350    1,475
Charge-offs, net of recoveries              (1,148)    (553)
                                          ---------  -------

Balance, end of period          $            7,082   $6,625
                                          =========  =======



     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $696.0 million and $776.7 million at September 30, 1997 and December 31, 1996, respectively.

(5)          SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at September 30, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):




                                 Stated Rate      September 30, 1997      December 31, 1996
                               ----------------  --------------------     ------------------
                                                           (Unaudited)

Noninterest-bearing checking              0.00%  $           110,480   $             85,259
NOW accounts                     1.74  -  2.00                63,975                 56,862
Savings accounts                 2.28  -  2.75                25,246                 22,135
Money market demand accounts     3.15  -  4.51               166,033                151,046
                                                         ------------           ------------

                                                             365,734                315,302
                                                         ------------           ------------

Certificate accounts             2.00  -  2.99                 4,971                 12,930
                                 3.00  -  3.99                 1,516                  1,905
                                 4.00  -  4.99                72,893                 95,087
                                 5.00  -  5.99               841,459                776,765
                                 6.00  -  6.99                94,008                 91,128
                                 7.00  -  7.99                 7,676                 12,964
                                 8.00  -  8.99                 2,863                  3,515
                                 9.00  -  9.99                   975                  1,171
                                10.00  -  10.99                  245                    249
                                11.00  -  11.99                   --                     17
                                                           1,026,606                995,731
                                                         ------------           ------------
Discount to record savings deposits
at fair value, net                                              (106)                  (198)
                                                         ------------           ------------

                                                       $    1,392,234   $          1,310,835
                                                         ============           ============

Weighted average rate                                           4.65%                  4.67%
                                                         ============           ============



     The scheduled maturities of certificate accounts outstanding at September 30, 1997 were as follows (dollars in thousands):




                     September 30, 1997
                     -------------------
                         (Unaudited)

 0 to 12 months   $              758,902
 12 to 24 months                 219,231
 24 to 36 months                  33,788
 36 to 48 months                   8,907
 48 to 60 months                   5,694
 Over 60 months                       84
                     -------------------
                  $            1,026,606
                     ===================

(6)          SECURITIES  SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at September 30, 1997 and December 31, 1996 were 5.59% and 5.55%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 5.56% to 5.73% at September 30, 1997.

     (b) The weighted average interest rate on advances from the FHLB at September 30, 1997 and December 31, 1996 were 5.76% and 5.61%, respectively. FHLB advances and related interest rates and maturities at September 30, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):




Maturity  Interest rates                 September 30, 1997     December 31, 1996
--------  ---------------                ------------------     -----------------
                                                (Unaudited)

1997       4.93  -  8.31%  $                        166,151  $            189,127
1998       5.25  -  6.96                             19,558                19,674
1999       4.95  -  8.11                            120,530               170,871
2000       5.57  -  7.76                              8,089                 8,320
2001       6.03  -  6.46                              8,706                 8,854
2002                5.57                             47,600                    --
2004                6.52                              2,943                 3,201
2006                6.91                              3,129                 3,167
2007       6.80  -  7.94                                477                   488
2009                8.25                              4,523                 4,681
2011       6.35  -  7.24                              1,296                 1,337
                                         ------------------     -----------------

                           $                        383,002  $            409,720
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

     Coastal is a party to interest rate swap and interest rate cap agreements in order to reduce its exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At September 30, 1997, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $55.8 million and $267.5 million, respectively.

     The terms of the interest rate swap agreements outstanding at September 30, 1997 (unaudited) and December 31, 1996 are summarized as follows (dollars in thousands):




                                                          Floating Rate    Fair Value at
                           Notional     LIBOR     Fixed         at         End of Period
                                                                          ---------------
Maturity                    Amount      Index      Rate   End of Period     gain (loss)
----------------------     --------  -----------  ------  --------------

At September 30, 1997:
1997                    $     6,000  Three-month  6.493%          5.738%  $           (5)
1998                          4,400  Three-month  6.709           5.738              (33)
1999                         14,600  Three-month  6.926           5.738             (232)
2000                          4,800  Three-month  6.170           5.719               (2)
                              2,555  Three-month  6.000           5.719               15
2005                         23,442  Three-month  6.500           5.719             (481)
                           --------
                        $    55,797                                       $         (738)
                           ========                                       ===============

At December 31, 1996:
1997                    $     5,000  One-month    4.990%          5.633%  $            6
                              6,000  Three-month  6.493           5.500              (65)
1998                          4,400  Three-month  6.709           5.500             (111)
1999                         14,600  Three-month  6.926           5.500             (619)
2000                          4,800  Three-month  6.170           5.543              (64)
                              2,660  Three-month  6.000           5.617               24
2005                         23,442  Three-month  6.500           5.500              (15)
                           --------                                       ---------------
                        $    60,902                                       $         (844)
                           ========                                       ===============




     The interest rate swap agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest received rate on all of the interest rate swap agreements was approximately 5.65% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.40% for the nine months ended September 30, 1997. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $338,000 for the nine months ended September 30, 1997 and approximately $452,000 for the nine months ended September 30, 1996. Coastal had pledged approximately $6.5 million of mortgage-backed securities to secure interest rate swap agreements at September 30, 1997.

     Coastal has interest rate cap agreements with various counterparties. The agreements provide for the counterparties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 5.0% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were
actually  borrowed  or  are  to  be  repaid.    The
purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $427,000 and $1.1 million at September 30, 1997 and December 31, 1996, respectively, with the estimated fair value of the agreements being $458,000 and $639,000 at September 30, 1997 and December 31, 1996, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $202,000 and $379,000 for the nine months ended September 30, 1997 and 1996 respectively.

    Interest rate cap agreements outstanding at September 30, 1997 (unaudited) expire as follows (dollars in thousands):




Year of      Strike rate    Notional
expiration      range        amount
----------  --------------  ---------

1997                  5.0%  $  43,000
1998         5.0  -  12.5     156,400
1999        7.25  -  11.0      56,789
2000         8.5  -   9.5       8,000
2001                  7.5       3,265
                            ---------
                            $ 267,454
                            =========



     Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market the mortgage-backed securities portfolio to expected market level changes in an instantaneous shock of plus and minus 200 basis points on a monthly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, including off-balance sheet items, as well as potential changes in net interest income.

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

(9)          NET  EARNINGS  PER  SHARE

     Net earnings per share is calculated by dividing net income after preferred stock dividends by the weighted average number of common shares and common stock equivalents. Stock options outstanding are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares used in the computation of earnings per share is 5,166,732 and 5,025,955 for the three months ended September 30, 1997 and 1996, respectively (unaudited) and 5,129,312 and 5,019,399 for the nine months ended September 30, 1997 and 1996, respectively (unaudited).

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

     At September 30, 1997, the Bank's regulatory capital (unaudited) in relation to its current existing regulatory capital requirements were as follows (dollars in thousands):




                       Actual                Requirement               Excess
                      --------               -----------               -------
Capital Requirement    Dollar   Percent        Dollar     Percent      Dollar   Percent
--------------------  --------  --------     -----------  --------     -------  --------

Tier 1 (core)         $158,450     5.38%  $      117,756     4.00%  $   40,694     1.38%
Tier 1 risk-based      158,450    11.37           55,720     4.00      102,730     7.37
Total risk-based       165,532    11.88          111,441     8.00       54,091     3.88



     At  September  30,  1997,  the  Bank,   according  to   certain   capital
requirements  outlined  by  the  FDIC,  was categorized as "well capitalized".

(11)          BRANCH  ACQUISITION

     On June 21, 1997, Coastal announced the completion of the acquisition of the Wells Fargo Bank (Texas) branch located at 441 Austin Avenue in Port
Arthur, Texas. At the date of acquisition, the Port Arthur location had approximately $54.6 million in deposits which were assumed. In addition, approximately $693,000 of operating assets were purchased by Coastal in the transaction.


                                      20
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial  Condition

     Total assets increased 1.9% or $53.7 million from December 31, 1996 to September 30, 1997. The net increase resulted primarily from an increase in loans receivable of $69.0 million, an increase in Federal funds sold of $5.0 million, an increase in property and equipment of $7.6 million, offset by decreases of $18.9 million, $11.7 million and $5.5 million in mortgage-backed securities held-to-maturity, mortgage-backed securities available-for-sale and stock in the Federal Home Loan Bank of Dallas, respectively. The increase in loans receivable was primarily due to a bulk loan purchase of residential mortgage loans totalling $97.5 million in June of 1997 (resulting from the investment of the cash received from the branch acquisition that closed on June 21, 1997) and the increase in Federal funds sold was due to Coastal's use of this overnight investment alternative for excess funds beginning in the second quarter of 1997. The increase in property and equipment was due primarily to the acquisition of assets related to the relocation of Coastal's corporate headquarters. The relocation, which was finalized during the third quarter of 1997, consolidated Coastal's administrative, primary lending and mortgage servicing offices. The decrease in mortgage-backed securities held-to-maturity was due to principal payments received. The decrease in mortgage-backed securities available-for-sale was primarily due to the sale of $11.3 million of securities in this category and approximately $452,000 in principal payments received.

     Savings deposits increased by 6.2% or $81.4 million from December 31, 1996 to September 30, 1997. This increase was primarily due to the branch acquisition of $54.6 million in deposits completed on June 21, 1997 and an increase in existing deposits. Securities sold under agreements to repurchase decreased 2.4% or $23.5 million and advances from the FHLB decreased by $26.7 million or 6.5% from December 31, 1996 to September 30, 1997. Stockholders' equity increased 8.0% or $7.5 million from December 31, 1996 to September 30, 1997 as a result primarily of net income and a $52,000 decrease in the unrealized loss on securities available-for-sale offset by dividends declared.

Results  of Operations for the Nine Months Ended September 30, 1997 and 1996

     General

     For the nine months ended September 30, 1997, net income before preferred stock dividends increased 1.9% to $10.7 million from $10.5 million for the nine months ended September 30, 1996, calculated before the $4.8 million after-tax effect of the one-time Savings Association Insurance Fund (SAIF) deposit insurance special assessment (the "1996 special assessment"). Net income before preferred stock dividends (and after the effect of the 1996 special assessment) increased 89.0% or $5.0 million for the nine months ended September 30, 1997 from the nine months ended September 30, 1996. Net interest income increased by $952,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Noninterest income increased during such period by $238,000 and noninterest expense (before the $7.5 million 1996 special assessment) increased by $996,000.

     Interest  Income

     Interest income for the nine months ended September 30, 1997 increased $5.8 million or 4.0% from the nine months ended September 30, 1996. The increase was primarily due to an increase of $8.2 million in interest earned on loans receivable over the prior comparable period. The increase in interest income on loans receivable was due to a $100.9 million increase in the average balance of loans receivable and an increase in the average yield from 8.49% for the nine months ended September 30, 1996 to 8.68% for the nine months ended September 30, 1997. This increase was somewhat offset by a $2.4 million decrease in interest income on mortgage-backed securities primarily due to a lower average balance and a slight decrease in the average yield on mortgage-backed securities from 6.12% for the nine months ended September 30, 1996 to 6.10% for the nine months ended September 30, 1997 and a $2,000 decrease in interest income on Federal funds sold, certificates of deposit and other investments. Total interest-earning assets for the nine months ended September 30, 1997 averaged $2.8 billion as compared to $2.7 billion for the nine months ended September 30, 1996.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $107.6 million for the nine months ended September 30, 1997, as compared to $102.8 million for the same period in 1996. The increase in interest expense was due to a $99.6 million increase in the average balance of interest-bearing liabilities during such period and an increase in the average rate paid from 5.38% for the nine month period ended September 30, 1996 to 5.42% for the nine months ended September 30, 1997. The increase in average interest-bearing liabilities consisted of a $54.6 million increase in interest-bearing savings deposits, a $65.3 million increase in securities sold under agreements to repurchase and a $216,000 increase in Federal funds purchased offset by a $20.5 million decrease in FHLB advances.

     Net  Interest  Income

     Net interest income was $43.1 million for the nine months ended September 30, 1997 as compared to $42.1 million for the same period in 1996. The increase in net interest income was due to the slightly improved net interest
rate  spread  (Spread)  percentage.    Spread,  defined  to  exclude
noninterest-bearing deposits, increased from 1.72% for the nine months ended September 30, 1996 to 1.83% for the nine months ended September 30, 1997. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the nine months ended September 30, 1997 and 1996 were 2.00% and 1.89%, respectively. Net interest margin (Margin) was 2.07% for the nine month period ended September 30, 1997 compared to 2.06% for the nine months ended September 30, 1996. Margin represents net interest income as a percentage of average interest-earning assets. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The increase in the Spread was primarily due to a slight increase in the average yield on interest-earning assets from 7.10% for the nine months ended September 30, 1996 to 7.25% for the same period in 1997, offset by a decrease of $47.9 million in average net interest-earning assets from the nine months ended September 30, 1996 to the nine months ended September 30, 1997.

     The slight improvement in the Spread level is consistent with management's goal of achieving a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as the London Interbank Offered Rate (LIBOR) and local and regional prime rates. To continue the improvement in both the Margin and Spread levels, efforts are being made to replace LIBOR based borrowings with lower cost deposits, and, in addition, management intends to gradually increase commercial business loans to approximately 15% of total assets and commercial business (noninterest-bearing) deposits to approximately 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     Provision  for  loan  losses  was  $1.4 million for the nine months ended
September  30,  1997  as  compared  to  $1.5 million for the nine months ended
September 30, 1996. The slight decrease in the provision for loan losses was due to management's satisfaction with the current allowance for loan losses established based on Coastal's loan loss policy. The allowance for loan losses as a percentage of total loans was 0.55% at September 30, 1997 and 0.57% at September 30, 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income

     For the nine months ended September 30, 1997, noninterest income increased $238,000 or 5.3% to $4.8 million, compared to $4.5 million for the nine months ended September 30, 1996. The increase in noninterest income was due to a $387,000 increase in loan fees and service charges, a $241,000 increase in the gain on sales of mortgage-backed securities available-for-sale and a $194,000 increase in other noninterest income, offset by the $521,000 gain on the sale of a branch office recorded during the nine months ended September 30, 1996 and a decrease of $63,000 in loan servicing income. The increase in loan fees and service charges was due primarily to an increase of $374,000 in service charges on deposit accounts.

     Noninterest  Expense

     For the nine months ended September 30, 1997, noninterest expense increased $996,000 or 3.5% to $29.6 million compared to $28.6 million for the nine months ended September 30, 1996, calculated before the $7.5 million 1996 special assessment. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $1.8 million and $928,000, respectively, from the nine months ended September 30, 1996 to the nine months ended September 30, 1997, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997. This increase in occupancy expenses included approximately $128,000 of nonrecurring expenses incurred due to the relocation. In addition, the amortization of goodwill increased by $21,000. These increases were somewhat offset by a $1.3 million decrease in insurance premiums. This decrease was due primarily to the decreased deposit insurance premiums as a result of the lower assessment rates applicable to Coastal in 1997 pursuant to the passage of the Deposit Insurance Funds Act of 1996. Other decreases included a $112,000 decrease in data processing expenses (due in part to the 1996 data processing conversion expenses incurred), a $37,000 decrease in the real estate owned expenses and a $359,000 decrease in other noninterest expenses. The 1996 special assessment of $7.5 million was included in noninterest expense for the nine months ended September 30, 1996

     Provision  for  Federal  Income  Taxes

     For the nine months ended September 30, 1997, the provision for Federal income taxes was $6.2 million compared to $3.5 million for the nine months ended September 30, 1996 at an average effective rate of approximately 36.6% and 37.9%, respectively.

Results of Operations for the Three Months Ended September 30, 1997 and 1996

     General

     For the three months ended September 30, 1997, net income before preferred stock dividends was $3.4 million as was net income before preferred stock dividends and before the after-tax effect of the 1996 special assessment for the three months ended September 30, 1996. Net loss before preferred stock dividends (and after the effect of the 1996 special assessment) was $1.4 million for the three months ended September 30, 1996. Net interest income increased $185,000 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Noninterest income increased during such period by $324,000 primarily due to the $237,000 nonrecurring gain on the sale of mortgage-backed securities that was recorded during the three months ended September 30, 1997. Noninterest expense (before the $7.5 million 1996 special assessment) increased by $582,000 and the provision for federal income taxes increased by $2.6 million from the 1996 to the 1997 three month period.

     Interest  Income

     Interest income for the three months ended September 30, 1997 increased $3.0 million or 6.2% from the three months ended September 30, 1996. The increase was primarily due to an increase of $3.5 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $198.3 million increase in the average balance of loans receivable offset by a decrease in the average yield from 8.49% for the three months ended September 30, 1996 to 8.28% for the three months ended September 30, 1997. Of the decrease in the average yield on loans receivable, 0.13% was attributable to approximately $439,000 of additional amortization of purchased mortgage loan premium during the three months ended September 30, 1997. This amortization was attributable primarily to prepayments related to an adjustable rate whole loan package purchased in the second quarter of 1997. Management believes the prepayments on this loan package could continue through the end of the year. This increase in interest income on loans receivable was somewhat offset by a $522,000 decrease in interest income on mortgage-backed securities primarily due to a lower average balance. In addition, interest income on Federal funds sold, certificates of deposit and other investments increased $33,000. Total interest-earning assets for the three months ended September 30, 1997 averaged $2.9 billion as compared to $2.7 billion for the three months ended September 30, 1996.

     Interest  Expense

     Interest expense on interest-bearing liabilities was $37.1 million for the three months ended September 30, 1997, as compared to $34.2 million for the same period in 1996. The increase in interest expense was due to a $142.5 million increase in the average balance of interest-bearing liabilities during such period and an increase in the average rate paid on interest-bearing liabilities from 5.38% for the three months ended September 30, 1996 to 5.47% for the three months ended September 30, 1997. The increase in average interest-bearing liabilities consisted of a $151.9 million increase in securities sold under agreements to repurchase and a $78.8 million increase in interest-bearing savings deposits, offset by a $88.2 million decrease in FHLB advances.

     Net  Interest  Income

     Net interest income was $14.2 million for the three months ended September 30, 1997 and $14.0 million for the same period in 1996. Margin decreased from 2.06% for the three months ended September 30, 1996 to 1.98% for the three months ended September 30, 1997. Margin represents net interest income as a percentage of average interest-earning assets. Spread, defined to exclude noninterest-bearing deposits, decreased from 1.70% for the three months ended September 30, 1996 to 1.66% for the three months ended September 30, 1997. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended September 30, 1997 and 1996 were 1.86% and 1.88%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The decrease in the Margin and Spread were due to the tightening in net interest income experienced by Coastal due to higher borrowing costs and the anomaly that the spread between LIBOR and Treasury rates (the "TED Spread") has been much wider than usual. The TED Spread historically (6 year average) has been 39 basis points, but for the third quarter 1997 was 56 basis points. The TED Spread effect on Coastal was substantial for the quarter ended September 30, 1997 with liabilities affected by the change in LIBOR totalling approximately $1.6 billion. The historical difference of 17 basis points would have equated to an additional 8 cents per share for the quarter had the TED Spread been consistent with past history. The average interest rates paid on interest-bearing liabilities increased from 5.38% for the three months ended September 30, 1996 to 5.47% for the same period in 1997. This increase was slightly offset by an increase in the average yield on interest-earning assets from 7.08% for the three months ended September 30, 1996 to 7.13% for the same period in 1997. In addition, average net interest-earning assets increased $9.2 million from the three months ended September 30, 1996 to the three months ended September 30, 1997. While management believes that the higher borrowing costs are temporary, efforts are being made to replace borrowings with lower cost deposits.

      Management's  goal  is  to  achieve  a  more  desirable  asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost deposits. In addition, management intends to gradually increase commercial business loans to approximately 15% of total assets and commercial business (noninterest-bearing) deposits to approximately 10% of total deposits within three to five years.

     Provision  for  Loan  Losses

     The provision for loan losses was $450,000 for the three months ended September 30, 1997 and 1996. The allowance for loan losses as a percentage of total loans was 0.55% at September 30, 1997 and 0.57% at September 30, 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income

     For the three months ended September 30, 1997, noninterest income increased $324,000 or 22.8% to $1.7 million, compared to $1.4 million for the three months ended September 30, 1996. The increase in noninterest income was primarily due to the $237,000 nonrecurring gain on the sale of mortgage-backed securities recorded during the three months ended September 30, 1997, in addition to an increase of $102,000 in loan fees and service charges and a $60,000 increase in other noninterest income. These increases were somewhat offset by a $75,000 decrease in loan servicing income.

     Noninterest  Expense

     For the three months ended September 30, 1997, noninterest expense increased $582,000 from the three months ended September 30, 1996 excluding the effect of the 1996 special assessment. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $629,000 and $500,000, respectively, from the three months ended September 30, 1996 to the three months ended September 30, 1997, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997. Of the $500,000 increase in occupancy expenses, approximately $128,000 were nonrecurring expenses due to the relocation. In addition, data processing expenses and the amortization of goodwill increased $72,000 and $36,000, respectively. These increases were somewhat offset by a $354,000 decrease in insurance premiums. This decrease from the prior related quarter was due primarily to the decreased deposit insurance premiums as a result of the lower assessment rates applicable to Coastal in 1997 pursuant to the passage of the Deposit Insurance Funds Act of 1996. Other decreases included a $133,000 decrease in real estate owned expenses and a $168,000 decrease in other noninterest expense. The 1996 special assessment of $7.5 million was included in noninterest expense for the three months ended September 30, 1996.

     Provision  for  Federal  Income  Taxes

     For the three months ended September 30, 1997, the provision for Federal income taxes was $2.0 million compared to an income tax benefit of $636,000 for the three months ended September 30, 1996 (resulting from the effect of the 1996 special assessment) at an average effective rate of approximately 36.7% and 30.8%, respectively.

     Liquidity  and  Capital  Resources

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB, Federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At September 30, 1997, Coastal had binding commitments to originate or purchase loans totaling approximately $52.0 million and had $50.7 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 1997 totaled $758.9 million at September 30, 1997. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of September 30, 1997, Coastal operated 37 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

     Forward-Looking  Information

     The above discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The above information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and
are subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (SEC) on March 26, 1997 and in Coastal's Quarterly Report on Form 10-Q for the six months ended June 30, 1997, as filed with the SEC on August 8, 1997.

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




Dated:        11/12/97             By/s/     Manuel J. Mehos
                                   Manuel  J.  Mehos
                                   Chairman  of  the  Board
                                   Chief  Executive  Officer









Dated:     11/12/97                By/s/     Catherine N. Wylie
                                   Catherine  N.  Wylie
                                   Chief  Financial  Officer

                                  Exhibit 27


                           Financial Data Schedule


                              (filed via EDGAR)
                                  Exhibit 99


                         Forward-Looking Information


Forward-Looking  Information

     The information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that
Reform  Act.    The  words  "estimate,"  "project,"  "anticipate,"  "expect,"
"intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (SEC) on March 26, 1997 and in Coastal's Quarterly Report on Form 10-Q for the six months ended June 30, 1997, as filed with the SEC on August 8, 1997.