Form 10-K
period 1997-12-31
COASTAL BANCORP INC
filed 1998-03-24
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-K

      [  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  Fiscal  Year  Ended  DECEMBER  31,  1997
                    OR
      [     ]     Transition Report Pursuant to Section 13 or 15 (d)  of
                  the  Securities  Exchange  Act  of  1934
                  For  the  Transition  Period  from  _______  to  _______

                        Commission File Number:  0-24526
                        --------------------------------

                             COASTAL BANCORP, INC.
                             ---------------------
                   (Exact name of Registrant as specified in its charter)


                        Texas                     76-0428727
                 ---------------------          ------------------
           (State  or  other  jurisdiction  of          (I.R.S.  Employer
            incorporation  or  organization)          Identification  No.)

                           5718 Westheimer, Suite 600
                                Houston, Texas 77057
                            ------------------------
                     (Address of principal executive office)

                                   (713) 435-5000
                               ------------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class     Name of each exchange on which registered
            N/A                                 N/A

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past  90  days.      Yes      X  No
                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.    [  ]

As  of  March  13,  1998,  the aggregate market value of the 3,989,317 shares of
Common Stock of the Registrant issued and outstanding on such date, excluding 1,045,718 shares held by all directors and executive officers of the Registrant as a group, was $131,647,461. This figure is based on the closing sale price of $33.00 per share of the Company's Common Stock on March 13, 1998, as reported in The Wall Street Journal on March 16, 1998.
--------------------------

Number  of  shares of Common Stock outstanding as of March 13, 1998:   5,035,035

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.


PART  I.

ITEM  1.  BUSINESS
------------------

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

     In October 1997, Coastal Banc Capital Corp. ("CBCC") was formed as a wholly-owned subsidiary of HoCo. CBCC, a registered broker-dealer, was initially formed to trade secured and unsecured whole loan assets primarily for the Bank and for other businesses. At December 31, 1997, HoCo's equity investment in CBCC was $76,000. CBCC had a net loss of $24,000 for the year ended December 31, 1997.

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

     At December 31, 1997, the Company had total consolidated assets of $2.9 billion, total deposits of $1.4 billion, $28.8 million in Series A Preferred Stock and stockholders' equity of $104.8 million.

     The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS") and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the "Department"). The Company is also subject to various reporting and other requirements  of  the  Securities  and  Exchange  Commission  (the  "SEC").

     The Company's executive offices are located at Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057, and its telephone number is (713) 435-5000.

     COASTAL  BANC  SSB

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 37 branch offices in metropolitan Houston, Austin, Corpus Christi and small cities in the south east quadrant of Texas.

        The Bank was originally acquired by an investor group (which includes a majority of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) in 1986 as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. The Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, in addition to acquiring an independent national bank in 1995, as a base for the Bank's ongoing savings bank business and shift towards commercial banking. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Accordingly, although originally organized in 1954, the Bank in its current form effectively commenced operations with the 1986 change in control. By December 31, 1997, the Bank's total assets had increased to $2.9 billion, total deposits were $1.4 billion and stockholders' equity totaled $174.2 million.

     The Bank attempts to maximize profitability through the generation of net interest income and fee income. To meet this objective, the Bank has implemented a strategy of building its core deposit base while deploying its funds in assets which provide an attractive return with relatively low credit risk. In carrying out this strategy and to ultimately provide a respectable return to the Company's shareholders, the Bank adheres to four operating principles: (i) continuing to expand its low cost core deposit base; (ii) minimizing interest rate risk; (iii) minimizing credit risk; and (iv) maintaining a low level of general overhead expense relative to its peers. These operating principles are briefly discussed below.

     CORE DEPOSITS. The Bank has implemented the first operating principle, developing and expanding a core deposit base, beginning in 1988 through a series of transactions with the Federal government and private sector financial institutions, gaining in the process entry into additional markets in Houston, Austin, Corpus Christi, San Antonio and south Texas.

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

     Since completion of the Southwest Plan Acquisition, the Bank has entered into six branch office acquisitions and one whole bank acquisition: two with an instrumentality of the Federal government (acting as the receiver of insolvent financial institutions) and five with other private institutions. In each, the Bank generally agreed to acquire certain assets in consideration of the assumption of certain deposit and other liabilities with respect to each institution. In addition, in 1996 the Bank chose to exit two Texas cities, San Antonio and San Angelo. The Bank sold its San Angelo branch and exchanged its three San Antonio branches for one branch in Bay City, Texas.

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

     In 1996, the Bank consummated the sale of its San Angelo location which had $14.9 million in deposits and was acquired in the Bank's December 1994 branch acquisition. In connection with this sale, the Bank recorded a $521,000 gain before applicable income taxes. On September 5, 1996, the Bank consummated the exchange of its three San Antonio branches having deposits of $53.8 million for a branch in Bay City, Texas having deposits of $79.8 million. In 1997, the Bank completed the acquisition of a branch in Port Arthur, Texas having deposits of $54.6 million.

     All of these transactions resulted in the net assumption of $1.6 billion of deposits and the acquisition of 46 branch offices (after the San Angelo branch sale and the swap of the San Antonio branches). The Bank has also opened six de novo branches since inception. Since its first acquisition, the Bank has been able to achieve operating economies and improve efficiency by closing an aggregate of 16 branch offices and transferring the deposits to other offices located in the same market areas.

     The  Bank  will  continue  to  pursue  acquisitions as vehicles for growth, although there can be no assurance that the Bank will be able to continue to grow through acquisitions in the future. In the absence of any available, cost-effective acquisitions, management will continue to focus on internally generated earnings growth including the further development of the Bank's commercial lending and growth of commercial business deposits.

     INTEREST RATE RISK. The Bank has implemented the second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to its interest-earning liabilities as well as the basis or index (for example, the London Interbank Offered Rate ("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI")) upon which these assets and liabilities reprice. Generally this is achieved through management of the composition of its assets and liabilities. The Bank also attempts to achieve an acceptable interest rate spread between interest-earning assets and interest-bearing liabilities by altering the Bank's cost of funds, or, at times, the yield on certain assets in its portfolio. To accomplish this, the Bank has purchased interest rate swaps and caps. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations  -  Asset  and  Liability  Management"  set  forth  in Item 7 hereof.

       The Bank will originate and purchase for retention in its portfolio only those loans and investments which provide a positive interest rate spread over funding liabilities matched with similar maturities. Consistent with this philosophy, a significant portion of the Bank's assets have been invested in adjustable-rate high quality mortgage-backed securities. At December 31, 1997, of the Bank's $1.5 billion of mortgage-backed securities, $1.3 billion or 85.9%, were invested in adjustable rate mortgage-backed securities. To a lesser extent, the Bank has purchased first lien mortgages on single-family residences, a large portion of which are adjustable rate mortgages. At December 31, 1997, $519.8 million, or 41.2% of the Bank's loans receivable portfolio was comprised of adjustable rate single-family residential mortgage loans.

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

          CREDIT RISK. The Bank has implemented the third operating principle, minimizing credit risk, by (i) investing a substantial portion of its assets in cash and mortgage-backed securities, and (ii) taking a cautious approach to the development of its direct lending operations, including commercial business lending. At December 31, 1997, of the Company's $2.9 billion in total assets, $1.5 billion or 52.0% of total assets consisted of mortgage-backed securities and $37.1 million or 1.3% of total assets consisted of cash and cash equivalents. At December 31, 1997, the Company's total net loans receivable portfolio amounted to $1.3 billion or 43.3% of total assets comprised primarily of $688.6 million of first lien residential mortgage loans, $178.3 million of commercial real estate loans and $130.3 million of multifamily mortgage loans, which constituted 54.6%, 14.1% and 10.3%, respectively, of the net loans receivable portfolio. The balance of the net loans receivable portfolio, by dollar amount and percent of the portfolio, was comprised of the following:
$98.4 million (or 7.8%) of commercial loans to residential mortgage originators ("Warehouse loans"), $46.2 million (or 3.7%) of residential construction loans, $23.4 million (or 1.9%) of consumer and other loans, $23.2 million (or 1.8%) of real estate acquisition and development loans, $32.5 million (or 2.6%) of loans secured by mortgage servicing rights ("MSR loans"), $29.7 million (or 2.4%) of commercial, financial and industrial loans and $10.8 million (or 0.8%) of commercial construction loans. The Company's non-accrual loans as of such date were $17.4 million or 1.38% of total loans receivable, and the Company's total nonperforming assets were $20.5 million, or 0.71% of total assets. See "Lending Activities-General."

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed branch office system which is able to administer and deliver its products and services in an economical manner. The Bank believes that it has significant operating leverage, and that continued incremental growth will not cause its overhead expenses to increase by a corresponding amount. The growth achieved from the Bank's acquisitions has facilitated reduced overhead levels as a proportion of assets and a lower cost of funds from a more meaningful market share of core deposits. The Company's ratio of noninterest expense to average total assets on a consolidated basis has decreased, from 2.71% for the year ended December 31, 1988 to 1.36% for the year ended December 31, 1997.

     On September 30, 1996, the Bank recorded the one-time SAIF insurance special assessment (the "Special Assessment") of $7.5 million ($4.8 million after applicable income taxes) as a result of the Federal Deposit Insurance Act, as amended (the "FDIA") being signed into law. The Special Assessment pursuant to the FDIA was equal to 65.7 basis points on the SAIF assessment base of deposits existing as of March 31, 1995. Other provisions of the Act provided for a reduction of the SAIF deposit insurance premium rates beginning in the fourth quarter of 1996.

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

LENDING  ACTIVITIES

     GENERAL. The Bank has taken a cautious approach to the development and growth of its direct lending operations in order to minimize credit risk. In order to avoid incurring undue credit risk, the Bank historically invested a significant percentage of its assets in alternative financial instruments, particularly mortgage-backed securities, most of which have certain repayments guaranteed by the government or Government Sponsored Enterprises ("GSEs"). See "Mortgage-Backed Securities." The Bank will originate and purchase for retention in its portfolio only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors.

      In November 1995, the Bank completed the acquisition of Texas Capital and its $103.3 million in loans. The loans acquired from Texas Capital included first lien residential, multifamily, commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. Utilizing this acquisition as a springboard, the Bank implemented its strategic shift towards building a commercial banking business, which has continued through 1997. The Bank's new concept for originating, underwriting and approving all loans over $1.0 million was implemented during the fourth quarter of 1997. The Portfolio Control Center ("PCC") applies Internet and network computer technology to take a loan from application to closing in less time and incorporating more comprehensive credit information. The PCC is also responsible for the day-to-day monitoring and management  of  the  Bank's  assets  and  liabilities.

     The following table sets forth information concerning the composition of the Bank's net loans receivable portfolio by type of loan at the dates indicated.

                                                                   At December 31,
                                                  1997                    1996                   1995
                                              ------------            ------------            -----------
                                          Amount      Percent     Amount      Percent     Amount       Percent
                                       ------------  --------  ------------  --------  -----------  --------
                                                                 (Dollars in thousands)
Real-estate mortgage loans:
 First lien residential                $   689,767     52.33%  $   791,337     61.96%  $  742,880     66.38%
 Multifamily                               131,454      9.97       139,486     10.92       95,297      8.52
 Residential construction                   83,359      6.33        77,146      6.04       33,935      3.03
 Acquisition and development                31,619      2.40        26,132      2.05       15,517      1.39
 Commercial                                181,315     13.76       119,004      9.32      122,622     10.96
 Commercial construction                    14,506      1.10         3,963      0.31           --        --
Commercial, warehouse                       98,679      7.49        53,573      4.19       48,822      4.36
Commercial, MSR                             32,685      2.48        21,380      1.67       21,548      1.93
Commercial, financial and industrial        30,877      2.34        21,965      1.72       19,860      1.77
Loans secured by savings deposits            8,695      0.66         8,849      0.69        8,292      0.74
Consumer and other                          15,030      1.14        14,400      1.13       10,316      0.92
                                       ------------  --------  ------------  --------  -----------  --------

 Total loans                             1,317,986    100.00%    1,277,235    100.00%   1,119,089    100.00%
                                       ------------  ========  ------------  ========  -----------  ========

Loans in process                           (47,893)                (38,742)               (11,526)
Premium (discount) to record
 purchased loans, net                        1,680                     479                 (1,366)
Unearned interest and loan fees             (2,926)                 (2,344)                (1,939)
Allowance for loan losses                   (7,412)                 (6,880)                (5,703)
                                       -----------             -----------             -----------
 Total loans receivable, net           $ 1,261,435             $ 1,229,748             $1,098,555
                                       ============            ============            ===========

     SCHEDULED  MATURITIES.              The  following table sets forth certain
information at December 31, 1997 regarding the principal amount of loans maturing in the Bank's loans receivable portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. First lien residential mortgage, multifamily mortgage and commercial real estate loans are based on their contractual terms to maturity assuming no periodic amortization of principal.


                                                  AT DECEMBER 31, 1997
                                             More than        More than       More than
                                  One year   one year to     three years    five years to
                                  or less    three years    to five years     ten years
                                  ---------  ------------  --------------  --------------
                                                     (In thousands)
First lien residential mortgage   $   2,408  $      5,366  $        9,790  $       28,934
Multifamily mortgage                 73,997        49,975           6,286           1,196
Residential construction             37,124         8,678             352             597
Real estate acquisition and
 development                          5,645        18,142              --              --
Commercial real estate               19,464        76,874          38,091          12,659
Commercial construction               8,345            --             483             819
Commercial, other                   122,000        17,928          20,439           1,873
Consumer and other                   10,785         5,814           5,036           1,096
                                  ---------  ------------  --------------  --------------

 Total loans                      $ 279,768  $    182,777  $       80,477  $       47,174
                                  =========  ============  ==============  ==============


                                           AT DECEMBER 31, 1997
                                      More than       Over
                                    ten years to     twenty
                                    twenty years      years     Total
                                    -------------   ---------  ----------
                                               (In thousands)
First lien residential mortgage   $     157,838     $485,431  $  689,767
Multifamily mortgage                         --           --     131,454
Residential construction                     --          --       46,751
Real estate acquisition and
 development                                 --          --       23,787
Commercial real estate                   34,228          --      181,316
Commercial construction                   1,406          --       11,053
Commercial, other                            --          --      162,240
Consumer and other                          994          --       23,725
                                  -------------    --------  -----------

 Total loans                      $     194,466    $485,431   $1,270,093
                                  =============    ========  ===========

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

     The following table sets forth the amounts of loans due after one year from December 31, 1997 by category and which have fixed or adjustable rates.

                                                     Interest-Rate
                                            Fixed      Adjustable   Total
                                          ---------  -----------  --------
                                                   (In thousands)
First lien residential mortgage           $ 167,357  $   520,002  $687,359

Multifamily mortgage                          9,972       47,485    57,457

Residential construction                      7,238        2,389     9,627

Real estate acquisition and development          --       18,142    18,142

Commercial real estate                       57,089      104,763   161,852

Commercial construction                       1,246        1,462     2,708

Commercial, other                            13,077       27,163    40,240

Consumer and other                           11,575        1,365    12,940
                                          ---------  -----------  --------

 Total                                    $ 267,554  $   722,771  $990,325
                                          =========  ===========  ========

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of CBS Mortgage for other institutions, GSEs or entities during the periods presented. See "Mortgage Banking Activities."

                                                                  Year Ended December 31,
                                                               1997         1996         1995
                                                         -----------  -----------  -----------
                                                                       (In thousands)
First lien mortgage loan originations:
 Adjustable rate                                         $    1,458   $    3,542   $      985
 Fixed rate                                                   4,849        5,471          746
 Adjustable rate by correspondent lenders                    26,220       67,461       92,911
 Fixed rate by correspondent lenders                            686        4,058           --
Residential construction and   acquisition
 and development loan originations                          145,727      154,182       61,713
Warehouse loan originations                               1,174,639      887,252      549,628
MSR loan originations                                        55,259       69,172       67,578
Multifamily loan originations                                81,148       67,657       42,366
Commercial real estate loan originations                    171,497       41,170       29,595
Commercial construction originations                         12,222        3,806           --
Commercial, financial and industrial loan originations       43,497       30,080        5,100
Consumer loan originations                                   18,679       22,256       12,429
                                                         -----------  -----------  -----------
   Total loan originations                                1,735,881    1,356,107      863,051
Purchase of residential mortgage loans                      108,226      115,928      298,613
Loans acquired (net) in connection with
 acquisition and disposition   transactions                      --        1,018      103,319
Purchase of multifamily and commercial
 real estate loans                                               --        4,604       25,045
Purchase of consumer loans                                       70           --           --
                                                         -----------  -----------  -----------
   Total loan originations and purchases                  1,844,177    1,477,657    1,290,028
                                                         -----------  -----------  -----------
Foreclosures                                                  4,226        4,363        3,394
Principal repayments and reductions to
 principal balance                                        1,790,790    1,339,691      776,084
Residential loans sold                                       12,855           --          679
                                                         -----------  -----------  -----------
Total foreclosures, repayments and sales of loans         1,807,871    1,344,054      780,157
                                                         -----------  -----------  -----------
Amortization of premiums, discounts and fees on loans        (2,819)        (485)       3,316
Provision for loan losses                                    (1,800)      (1,925)      (1,664)
                                                         -----------  -----------  -----------
   Net increase in loans receivable                      $   31,687   $  131,193   $  511,523
                                                         ===========  ===========  ===========

     The following table sets forth the number of bulk loan purchases and the amount of first lien residential mortgage loans acquired by the Bank through bulk purchases for the periods indicated.

                                 Year Ended December 31,
                                1997      1996      1995
                             --------  --------  --------
                                 (Dollars in thousands)
Amount purchased              $107,881  $112,395  $296,452
Number of bulk
 loan purchases                      3         9        24


          Personnel from the Bank generally analyze loan bid packages, as they become available, and the PCC reviews the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The pricing with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages that it bids on to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan portfolios that meet the Bank's purchase criteria.

     Beginning in 1994, the Bank has been originating adjustable rate residential mortgage loans through correspondent lenders. The correspondents originate and immediately sell such loans to the Bank. All such loans are underwritten in accordance with the Bank's policies and procedures. During 1997 (before discontinuing this program), loans purchased from the correspondent lenders totaled $26.9 million.

     The Bank will directly sell mortgage loans and mortgage loan servicing from time to time in order to replace the loans and servicing with instruments which have higher credit quality and which generate less interest rate risk. In 1997, the Bank sold $12.9 million of first lien residential mortgage loans.

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

     The builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit (which is generally 90 days to one year), the interest rate of the loans to be offered under the line (which is generally set at a rate above the Wall Street Journal prime rate or LIBOR on the outstanding monthly loan balance) and the loan fees payable. When the builder desires to draw upon a short-term line of credit, it must make a separate loan application under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately underwritten and approved after the builder's master file is updated and reviewed. The Bank also funds construction loans outstanding to builders or individuals under individual construction loans.

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

     The loan-to-value ratio (applied to the underlying property that collateralizes the loan) of any residential construction loan may not exceed 85% or 100% of the actual cost. All individual loans are limited in dollar amount based upon the project proposed by the builder. Draws for lot purchases are generally limited to the contracted sales price of the lot (to include escalations) not to exceed 100% of the lot's appraised value. Other special conditions which the Bank attaches to its construction loans include a requirement that limits the number and dollar amount of loans which may be made based upon unsold inventory. The Bank may also, in its sole discretion, discontinue making any further loans if the builder's unsold inventory exceeds a certain level from all lending sources or if the builder fails to pay its suppliers or subcontractors in a timely manner.

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

     At December 31, 1997, the Bank had $46.8 million in outstanding residential construction loans (net of loans in process). Of the construction loans outstanding at December 31, 1997, $38.7 million were to 22 builders originated under the Bank's line of credit program and $8.1 million were to builders or individuals under individual construction loans. At the present time, the Bank has approved builders in the Houston, Dallas, and Austin metropolitan areas and is selectively soliciting new builders for its residential construction lending program. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship. The Bank does not otherwise actively solicit construction loans directly or through the mass media.

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

          MULTIFAMILY MORTGAGE AND COMMERCIAL REAL ESTATE LENDING. The Bank initiated a program in 1993 to actively seek loans secured by multifamily or commercial properties (primarily retail shopping centers). Multifamily mortgage and commercial real estate loans typically involve higher principal amounts and repayment of the loans generally is dependent, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are for a short to medium term of between one to seven years, and have floating rates or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are generally located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, generally only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral. At December 31, 1997, multifamily mortgage loans totaling $131.5 million and commercial real estate loans of $181.3 million were outstanding. The decision to increase commercial real estate lending resulted primarily from the improvement in the local economies throughout Texas, which was reflected in improved occupancy in retail centers together with an improvement in the quality of the borrowers seeking such loans. At December 31, 1997, the Bank had outstanding commercial real estate loans totaling approximately $322,000 that were on non-accrual status, $14,000 of which were acquired from Texas Capital.

     The Bank began seeking multifamily and commercial real estate construction loans in 1996. The Bank will generally underwrite these loans in the same way it currently underwrites its multifamily mortgage loans and will attempt to manage the risk of such loans by requiring that the builders provide more equity in the project than is required in refinancings, lending to those builders with strong financial statements and requiring that borrowers purchase, if required by the movement of general market interest rates, interest rate caps for their loans. At December 31, 1997, commercial construction loans totaling $14.5 million were outstanding, of which $900,000 was on non-accrual status.

     WAREHOUSE LENDING. Since 1992, the Bank has provided or participates in lines of credit to mortgage companies generally for their origination of single family residential loans which are normally sold no more than 90 days from origination to the Federal National Mortgage Association (the "FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or to private investors. The lines of credit are generally renewable annually. Borrowers pay interest on funds drawn at a floating rate. In addition, the Bank usually receives a fee for each loan file processed. The Bank holds the original mortgage loan notes and other documentation as collateral until repayment of the related lines of credit, except when a third party bank is acting as the lead bank in the lending relationship.

     Warehouse loans are underwritten in accordance with Bank policies and procedures. Interested loan originators who contact or are contacted by the Bank are asked to prepare a loan application which seeks detailed information on the originator's business. After evaluating the application and independently verifying the applicant's credit history, if the originator appears to be a likely candidate for approval, Bank personnel will visit the originator and review, among other things, its business organization, management, quality control, funding sources, risk management, loan volume and historical delinquency rate, financial condition, contingent obligations and regulatory compliance. The originator pays a fee for this review to offset a portion of the Bank's expense; this amount is deducted from the origination fee if the line of credit is approved. If the originator meets the established criteria, its application is submitted for approval.

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

     During 1997, the Bank originated $1.2 billion of Warehouse loans and had such loans outstanding of $98.7 million at December 31, 1997.

      MSR LENDING. Since 1992, the Bank has loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. The mortgage companies receive fees for servicing mortgage loans which include collecting and remitting loan payments to FNMA, FHLMC and other investors. Loans of this nature generally have terms of one to five years, and are generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans are made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans are collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. Bank personnel closely monitor MSR borrowers on a semi-annual basis by, among other things, reviewing the borrower's financial condition and operations in the same manner as they do for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio does not exceed 75.0% during the life of the loan. If the continuing loan-to-value ratio exceeds that amount, the borrower is asked to repay a portion of the principal balance to maintain the ratio limit. At December 31, 1997, the Bank had $32.7 million in outstanding MSR loans.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank has increased the number of loans originated to residential real estate builders and developers for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into saleable lots. The Bank generally lends only to the major developers with good track records and strong financial capacity and on property where substantially all of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 24 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold to builders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 1997, the Bank had $31.6 million of real estate acquisition and development loans outstanding.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program is a strategic goal of Bank management. The Texas Capital acquisition provided the Bank with an established commercial business lending program to small and medium sized companies primarily in the Houston and Austin metropolitan areas. In 1997, management continued to develop the infrastructure for commercial business lending in most of the Bank's major markets. The commercial, financial and industrial loans ("Commercial Business loans") are generally made to provide working capital financing or purchase financing to businesses and are generally secured by the borrower's working capital assets (i.e. accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e. operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) at a spread over prime rate and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand the acquired commercial business lending program, while managing the associated credit risk by monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 1997, Commercial Business loans outstanding totaled $30.9 million, of which $485,000 ($336,000 acquired from Texas Capital) was on non-accrual status.

     CONSUMER LENDING. The Bank makes available traditional consumer loans, such as home improvement, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 1997, the Bank had $23.7 million in consumer loans outstanding, of which $8.7 million were savings deposit secured loans. At December 31, 1997, loans totaling $53,000 in this category were on non-accrual status.

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

     It is the Bank's general policy not to recognize interest income on loans past due 90 days or more. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current interest income. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, primarily if management believes that the individual loan is in the process of collection and the interest is fully collectible. At December 31, 1997, 1996 and 1995, the Bank had the following loans which were 90 days or more delinquent and were on accrual status:

                                           At December 31,
                                        1997     1996   1995
                                       -----  -------  -----
                                       (Dollars in thousands)
First lien single family mortgage      $  --  $   106  $  --

Residential construction                  79       52     --

Commercial real estate                    91      881     --

Commercial, financial and industrial     120       14    231

Consumer                                  50      142     --
                                       -----  -------  -----

 Total                                 $ 340  $ 1,195  $ 231
                                       =====  =======  =====

The following table sets forth information regarding the Bank's non-accrual loans and REO as of the dates shown.

                                                 At December 31,
                                     --------------------------------------
                                          1997         1996       1995
                                     -----------  -----------   -----------
                                            (Dollars in thousands)
Non-accrual loans:
 First lien single family
   mortgage                           $ 15,591       $12,238     $12,925
 Residential construction                   --            --         353
 Commercial real estate                    322            32         965
 Commercial construction                   900            --          --
 Commercial, financial and
   industrial                              485           496         337
 Consumer                                   53            73          42
                                    ----------      --------    --------
 Total non-accrual loans                17,351        12,839      14,622
Total REO and repossessed assets         3,198         3,161       4,216
                                    ----------      --------    --------
Total nonperforming assets            $ 20,549       $16,000     $18,838
                                     ==========      ========    ========
Ratio of nonperforming
 assets to total assets                   0.71%         0.56%       0.68%
                                     ==========      ========    ========
Ratio of non-accrual loans to total
 loans receivable                         1.38%         1.04%       1.33%
                                     ==========      ========    ========

     At December 31, 1997, approximately $925,000 in additional interest income would have been recorded in the year then ended on the above loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. For the year ended December 31, 1997, $827,000 in interest income was included in net income for these same loans prior to the time they were placed on non-accrual status.

     At December 31, 1997, the Bank had 236 first lien residential mortgage loans in non-accrual status, aggregating $15.6 million, with an average balance of approximately $66,000. A total of 211 of these loans, with an aggregate balance of $12.9 million, were acquired through bulk loan purchases, 2 of these loans, with an aggregate balance of $29,000, were acquired through the Southwest Plan Acquisition and 2 of these loans, with an aggregate balance of $113,000, were acquired in the Texas Capital acquisition. Of the 211 residential mortgage loans acquired through bulk purchases, at December 31, 1997, 32 of such loans totaling $1.3 million were being serviced by other institutions, which constituted 3.8% of the $35.6 million of aggregate loans serviced by others.

     At December 31, 1997, nonperforming assets included REO with an aggregate book value of $3.2 million and repossessed assets of $12,000. At such date, the Bank's REO consisted of 36 single family residential properties and 5 commercial properties (acquired from Texas Capital).

     At December 31, 1997, in addition to the loans in non-accrual status, the Bank had $9.8 million in loans classified as substandard, $42,000 classified as doubtful and $10.7 million of loans designated as "special mention" for regulatory purposes. Of these loans, $1.1 million of the substandard loans and $282,000 of the "special mention" loans were acquired from Texas Capital. Loans designated as "special mention" are not currently required to be classified for regulatory purposes but have potential weaknesses or risk characteristics that could result in future problems.

     On January 1, 1995, the Bank adopted the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards No. 114 (Statement 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement 118. Under Statement 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Statement 114 requires that the measurement of impaired loans be based on (i) the present value of the expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the loan's collateral. Statement 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Bank collectively reviews all first-lien residential loans under $500,000 as a group and all consumer and other loans as a group for impairment, excluding loans for which foreclosure is probable. The adoption of Statement 114, as amended by Statement 118, had no material impact on the Bank's consolidated financial statements as the Bank's existing policy of measuring loan impairment was generally consistent with methods prescribed in these standards.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 1997, the carrying value of loans that are considered to be impaired under Statement 114 totaled approximately $2.0 million (all of which were on non-accrual) and the related allowance for loan losses on those impaired loans totaled $1.1 million. The average balance of impaired loans during the year ended December 31, 1997 was approximately $897,000. For the year ended December 31, 1997, the Bank did not recognize interest income on loans considered impaired.

          The Bank had loaned $83.4 million at December 31, 1997, under its residential construction lending program to multiple borrowers who are engaged in similar activities. These borrowers could be similarly impacted by economic conditions in Texas. See "Residential Construction Lending." Except for
concentrations in its Warehouse lending lines, the Bank had no other loan concentrations. At December 31, 1997, the Bank had $98.7 million of Warehouse
loans  outstanding.    See  "Warehouse  Lending."

     ALLOWANCE  FOR  LOAN  LOSSES.   The Bank maintains loan loss allowances to
absorb future losses that may be realized on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.


                                          Year Ended December 31,
                                      ----------------------------
                                         1997      1996      1995
                                      --------  --------  --------
                                          (Dollars in thousands)
Balance at beginning of year          $ 6,880   $ 5,703   $ 2,158
Charge-offs(1)                         (1,416)     (851)     (404)
Recoveries                                148       103        17
Provisions for loan losses              1,800     1,925     1,664
Acquisition allowance adjustment(2)        --        --     2,268
                                      --------  --------  --------
Balance at end of the year            $ 7,412   $ 6,880   $ 5,703
                                      ========  ========  ========
Ratio of net charge-offs during the
period to average net loans
outstanding during the period            0.10%     0.06%     0.05%
                                      ========  ========  ========

(1)In 1997, $591,000 of the charge-offs were attributable to single family residential loans, $472,000 to Commercial Business loans, $349,000 to consumer and other loans and $4,000 to commercial real estate loans. In 1996, $651,000 of the charge-offs were attributable to single family residential loans, $142,000 to consumer and other loans and $58,000 to Commercial Business loans. In 1995, $359,000 of the charge-offs were attributable to single family residential loans and $45,000 to consumer and other loans.

(2)The acquisition allowance adjustment in 1995 represents the amount allocated to the allowance for loan losses during the year in connection with (i) a bulk loan package acquired and (ii) the loans acquired in the Texas Capital acquisition.

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.

                                                At December 31,
                                             1997     1996     1995
                                          -------  -------  -------
                                                  (In thousands)
First lien residential mortgage           $ 2,566  $ 2,217  $ 2,992
Multifamily mortgage                          511      369      249
Residential construction                      251      223      307
Real estate acquisition and development       316      261      130
Commercial real estate                      1,468    1,151    1,072
Commercial construction                       203       20       --
Commercial, Warehouse and MSR                 494      361      230
Commercial, financial and industrial        1,008      985      395
Consumer and other                            233      374      177
Unallocated                                   362      919      151
                                          -------  -------  -------
                                          $ 7,412  $ 6,880  $ 5,703
                                          =======  =======  =======

     The following table sets forth the allocation of the provision (reduction of allowance) for loan losses by loan type during the periods indicated.

                                               At December 31,
                                             1997      1996      1995
                                          --------  --------  --------
                                                 (In thousands)
First lien residential mortgage           $   908   $  (180)  $ 1,032
Multifamily mortgage                          142       120        23
Residential construction                       28       (84)      (67)
Real estate acquisition and development        55       131       (25)
Commercial real estate                        321        79       479
Commercial construction                       183        20        --
Commercial, Warehouse and MSR                 133       131       132
Commercial, financial and industrial          416       618        --
Consumer and other                            171       322        90
Unallocated                                  (557)      768        --
                                          --------  --------  --------
                                          $ 1,800   $ 1,925   $ 1,664
                                          ========  ========  ========

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

     The Bank periodically reviews its loan loss allowance policy, at a minimum, annually. As a result of a comprehensive revision of such policy in 1996, the Bank changed its method of assessing the adequacy of the allowance for loan losses. The revised policy provides that the Bank will annually establish a monthly provision amount to be added to the allowance for loan losses and the resultant allowance will be "tested" monthly for adequacy based on the allocation methodology described below. The policy provides that any "excess" based on this calculation will be maintained in the allowance for loan losses as "unallocated". The minimum allowance allocation to first lien residential mortgage loans greater than 90 days delinquent is a general allocation of 5% of the aggregate net book value. All other first lien residential mortgage loans are allocated a general allowance of 0.10% of the aggregate net book value. The Bank generally allocates the allowance to multifamily, residential construction, commercial construction, real estate acquisition and development, commercial real estate, Warehouse, MSR, Commercial Business and consumer and other loans in the following percentages of outstanding principal amounts: 0.25%, 0.25%, 0.50%, 1.0%, 0.50%, 0.25%, 0.50%, 1.0% and 1.0%. In addition, a general allowance allocation is calculated on unfunded commitments and letters of credit using the general allowance percentages described above for the applicable loan type. Specific allowances are established by management on specific loans as considered necessary.

     The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its low level of nonperforming loans and its historical loss experience. Management continues to review its loan portfolio to determine whether its loan loss allowance policy should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the FDIC and the Department, as an integral part of their examination processes, periodically review the Bank's loan loss allowances. These agencies may require the Bank to establish additional loan loss allowances, based on their respective judgments of the information available at the time of the examinations.

MORTGAGE  BANKING  ACTIVITIES

          LOAN ORIGINATIONS AND SALES. Through 1995, the Bank's wholly-owned subsidiary, CBS Mortgage, originated loans for the Bank and for others secured by first lien mortgages on completed single family residences located principally in the Houston metropolitan area and in geographic areas surrounding the Bank's branch locations. Beginning on January 1, 1996, the origination function was performed by the Bank, with CBS Mortgage's activities then limited to primarily loan servicing. The Bank's present policy is to originate or purchase and then sell to third party investors fixed rate residential mortgage loans principally to avoid the interest rate and credit risk associated with holding fixed rate mortgage loans in portfolio. During the years ended 1997, 1996 and 1995, the Bank (in 1997 and 1996) and CBS Mortgage (in 1995) originated or purchased with the intent to sell $4.1 million, $11.2 million and $8.8 million, respectively, of single family residential mortgage loans and sold $4.4 million, $11.7 million and $8.3 million, respectively, of such loans to secondary market investors ("SMI"). During 1997, 1996 and 1995, the Bank (in 1997 and 1996) and CBS Mortgage (in 1995) originated residential real estate loans for portfolio totaling $6.3 million, $9.0 million, and $1.7 million, respectively.

     "Pipeline risk," which is inherent in mortgage lending operations, arises when the originator of a loan makes an uncovered commitment to lend funds to a borrower at a locked-in rate of interest over the period of time which is required for the lender to close and/or sell the loan. The risk is that market rates of interest will move higher in the period between the time of commitment and the time of funding the loan, and the lender will thereafter have difficulty finding a buyer for such loan at a break-even or better price. Management of the Bank and of CBS Mortgage believe that its loan origination strategy eliminates to a large extent any "pipeline risk." The majority of applications taken are accepted on the basis that rates will be set immediately prior to closing. Applications that carry a locked-in rate are covered for interest rate risk by the use of the forward sales of mortgage-backed securities or by registering each loan with an investor that offers loan-by-loan protection until closing and delivery to the investor.

     Through 1995, CBS Mortgage made available a variety of mortgage products designed to respond to consumer needs and competitive factors. Beginning on January 1, 1996, with the transfer of the origination function, these mortgage products were being made available from the Bank, although not actively solicited. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. Conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by FNMA or FHLMC, which is presently $227,150, or loans that do not otherwise meet the criteria established by FNMA or FHLMC) are also originated. Such loans are originated based on underwriting guidelines or standards required by the SMI to whom such loans are intended to be sold. During 1997, fewer than 10% of the mortgage loans originated by the Bank were non-conforming mortgage loans.

     In  addition  to  15-year  and 30-year conventional mortgages, CBS Mortgage offered and now the Bank offers, special products designed to provide to its customers lower rates of interest or lower principal and interest payments. Borrowers may choose from a wide variety of combinations of interest rates and points on many products so that its customers may elect to pay higher points at closing and lower interest over the life of the loan, or pay a higher interest rate and reduce the points payable at closing. In addition, from time to time mortgages are offered in the following categories: those which allow the borrower to make lower monthly payments for the first one, two or three years of the loan; fixed rate mortgages; and adjustable rate mortgages having interest rate adjustments every one, five or seven years based upon a specified independent index.

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

     LOAN SERVICING. CBS Mortgage services residential real estate loans owned by the Bank as well as for others, including FNMA, FHLMC and other private mortgage investors. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest-bearing accounts at the Bank. At December 31, 1997, the Bank had $6.2 million deposited in such escrow accounts.

     CBS Mortgage receives fees for servicing mortgage loans, which generally range from 0.250% to 0.375% per annum on the declining principal balance of fixed rate mortgage loans and from 0.375% to 0.500% per annum on the declining principal balance of adjustable rate mortgage loans. Such fees serve to compensate CBS Mortgage for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. For the years ended 1997, 1996 and 1995, the Bank earned $1.4 million, $1.6 million and $2.0 million, respectively, in conjunction with CBS Mortgage's loan servicing. Servicing fees are collected by CBS Mortgage out of the monthly mortgage payments made by borrowers and are net of the amortization of mortgage servicing rights.

     CBS Mortgage's servicing portfolio is subject to reduction by normal amortization, by prepayment or by foreclosure of outstanding loans. At December 31, 1997, 1996 and 1995, CBS Mortgage had an aggregate loan servicing portfolio of $1.6 billion, $1.7 billion and $1.7 billion, respectively. Of these amounts at such respective dates, CBS Mortgage serviced loans for the Bank aggregating $879.6 million, $958.2 million and $824.6 million and loans for others aggregating $675.7 million, $776.7 million and $900.7 million. At December 31, 1997, 56.6% of the dollar value of loans being serviced by CBS Mortgage was for the Bank, 14.9% was being serviced for FHLMC, 26.7% was being serviced for FNMA and 1.8% was being serviced for others.

     Beginning in 1990, in order to increase the size of its loan servicing portfolio, CBS Mortgage began to purchase bulk packages of mortgage servicing rights from the Federal government and other institutions on a competitive bid basis. The purchased mortgage servicing rights which were acquired in 1990 and 1991 were primarily conventional loans secured by real property. The bulk purchase market for loan servicing was attractive to purchasers in the early 1990s due to the relatively large amounts of such servicing rights that were being sold by banks and thrift institutions due to the introduction of new regulatory capital standards, and by the Resolution Trust Corporation as part of its liquidation function. Prices bid on these bulk offerings ranged from 0.35% to 1.25% of the principal balance of the underlying mortgages. Between 1992 and 1994, CBS Mortgage pursued the purchase of servicing rights from private institutions. The packages of servicing rights purchased from the private institutions during this period were purchased at prices which have generally ranged between 0.82% to 1.47% on the principal balances of the underlying mortgages. No servicing rights were purchased by CBS Mortgage in 1997, 1996 or 1995. As of December 31, 1997, an aggregate of $675.7 million of CBS Mortgage's $1.6 billion servicing portfolio, or 43.4%, was loans serviced for others. At December 31, 1997, CBS Mortgage had no commitments for further purchases of mortgage servicing rights.

     The amount, if any, by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of origination cost or current amortized book value must be deducted from capital in calculating regulatory capital. See "Regulation - Regulatory Capital Requirements." At December 31, 1997, there were no deductions from capital for purchased mortgage servicing rights valuation adjustments.

     The following table sets forth certain information regarding CBS Mortgage's servicing portfolio of mortgage loans for the periods indicated.

                                       Year Ended December 31,
                                    1997         1996         1995
                                -----------  -----------  -----------
                                           (In thousands)
Beginning servicing portfolio   $ 1,735,089  $ 1,725,400  $ 1,511,263
                                -----------  -----------  -----------
Loans originated(1)                      --           --        8,810
Bank loan originations              140,673      104,023       68,960
Bank whole loans acquired           126,864      185,176      390,230
                                -----------  -----------  -----------
 Total servicing originated
 and acquired                       267,537      289,199      468,000
                                -----------  -----------  -----------
Loans sold servicing released            --           47        2,602
Amortization and payoffs            430,373      273,219      246,223
Foreclosures                          6,249        6,244        5,038
                                -----------  -----------  -----------
 Total servicing reductions         436,622      279,510      253,863
                                -----------  -----------  -----------
Ending servicing portfolio      $ 1,566,004  $ 1,735,089  $ 1,725,400
                                ===========  ===========  ===========

________________________

(1)Loans  originated  or  purchased  for  the  Bank.


MORTGAGE-BACKED  SECURITIES

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 1997, the Company's mortgage-backed securities portfolio (including $170.0 million of mortgage-backed securities available-for-sale), net of unamortized premiums and unearned discounts, amounted to $1.5 billion, or 52.0%, of total assets. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. At December 31, 1997, the Company's net mortgage-backed securities had an aggregate market value of $1.5 billion.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                                         At December 31,
                                       1997                    1996                   1995
                            ----------------------   ---------------------  ----------------------
                                Amount     Percent    Amount       Percent    Amount       Percent
                            ------------  --------  ------------  --------  -----------  ---------
                                                   (Dollars in thousands)
Held-to-maturity:
 REMICS                     $ 1,232,219     91.59%  $ 1,213,849     90.25%  $1,241,999     89.00%
 FNMA certificates               69,906      5.20        77,324      5.75       90,061      6.45
 GNMA certificates               28,701      2.13        33,900      2.52       39,363      2.82
 Non-agency certificates         14,586      1.08        19,826      1.48       24,091      1.73
 Interest-only securities            20        --            38        --           55        --
                            ------------  --------  ------------  --------  -----------  --------
                              1,345,432    100.00%    1,344,937    100.00%   1,395,569    100.00%
                                          ========                ========               ========
 Unamortized premium              2,831                   3,153                  3,841
 Unearned discount               (3,173)                 (3,503)                (3,657)
                            ------------            ------------            -----------
Total held-to-maturity      $ 1,345,090             $ 1,344,587             $1,395,753
                            ============            ============            ===========

Available-for-sale:
 REMICS                     $   173,717    100.00%  $   185,651    100.00%  $  186,505     99.52%
 Non-agency certificates             --        --            --        --          908      0.48
                            ------------  --------  ------------  --------  -----------  --------
                                173,717    100.00%      185,651    100.00%     187,413    100.00%
                                          ========                ========               ========
 Unamortized premium                 25                      33                     44
 Unearned discount                 (247)                   (255)                  (284)
 Net unrealized loss             (3,498)                 (4,773)                  (759)
                            -----------             -----------             -----------
Total available-for-sale    $   169,997             $   180,656             $  186,414
                            ============            ============            ===========

Total mortgage-backed
 securities                 $ 1,515,087             $ 1,525,243             $1,582,167
                            ============            ============            ===========


     The mortgage-backed securities which the Bank purchases and maintains in portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "A" or better by the national securities rating agencies, certain types of collateralized mortgage obligations ("CMOs") and interest-only ("IO") certificates. The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental (GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Bank that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities generally earn a credit rating of "A" or better from one or more of the national securities rating agencies.

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

     The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as IOs) which possess average life or price volatility in excess of a benchmark fixed rate 30 year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, the security may remain in the held-to-maturity portfolio as long as the institution has the positive intent to hold the security to maturity and has a documented plan in place to manage the higher risk. At December 31, 1997, the Bank had mortgage-backed securities considered "high risk" with a recorded booked value of approximately $16.8 million. These securities were not considered "high risk" at purchase, but were later found to be "high risk" based on the results of the required tests. The Bank has the positive intent to hold these securities to maturity and has documented the Bank's plan to manage the higher risk of these securities. If the Bank should elect to consider a new type of security for its portfolio, the Bank intends to ascertain in advance that the security does not fail any of the tests that will qualify it as a "high risk mortgage security." The Bank will not purchase any security that fails such tests unless it has in place a documented plan to manage the higher risk of that security and has approval from the Board of Directors.

        The following table sets forth the Company's activities with respect to mortgage-backed securities (including held-to-maturity and available-for-sale) during the periods indicated.

                                            Year Ended December 31,
                                           1997       1996       1995
                                       ---------  ---------  ---------
                                                (In thousands)
Mortgage-backed securities
 held-to-maturity purchased            $ 56,136 $     --       52,741

Available-for-sale securities sold(1)   (11,308)      (864)   (72,298)

Amortization of premiums
 net of discount accretion                  (83)      (552)      (495)

Change in unrealized loss on
 mortgage-backed securities
 available-for-sale                       1,275     (4,013)       (24)

Principal repayments on
 mortgage-backed securities             (56,176)   (51,495)   (35,845)
                                       ---------  ---------  ---------
Net decrease in
 mortgage-backed securities            $(10,156)  $(56,924)  $(55,921)
                                       =========  =========  =========

(1) Securities sold in 1995 after reclassification from held-to-maturity portfolio pursuant to the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

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

     In November 1995, the FASB issued the Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Provisions in this Special Report granted all entities a one-time opportunity, until no later than December 31, 1995, to reassess the appropriateness of the classifications of all securities held and to account for any resulting reclassifications at fair value in accordance with Statement 115. The provisions of the Special Report also directed that any reclassifications as a result of this one-time reassessment would not call into question the intent to hold other debt securities to maturity in the future. In accordance with this Special Report, on November 20, 1995, the Company reclassified approximately $226.6 million of mortgage-backed securities to the available-for-sale category. These mortgage-backed securities reclassified to the available-for-sale category were primarily COFI securities and gave the Company the opportunity to somewhat change the composition of the portfolio by selling certain securities if that was considered necessary. In 1997, 1996 and 1995, the Company sold $11.3 million, $864,000 and $72.3 million, respectively, of mortgage-backed securities available-for-sale.

INVESTMENT  ACTIVITIES

     Under the Texas Savings Bank Act (the "Act"), the Bank is permitted to invest in obligations of, or guaranteed as to principal and interest by, the
United States or the State of Texas, in the stock or in any obligations or consolidated obligations of the FHLB, and in various other specified instruments. The Bank holds investment securities from time to time to help meet its liquidity requirements and as temporary investments until funds can be utilized to purchase mortgage-backed securities, residential mortgage loans or to originate other loans for the Bank's portfolio. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

     DEPOSITS. The Bank's market for deposits is competitive, which has necessitated the Bank's emphasis on primarily short term certificate accounts that are more responsive to market interest rates than savings accounts. The
Bank offers a traditional line of deposit products which currently includes savings, interest-bearing checking, noninterest-bearing checking, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. During 1996 and early in 1997, the Bank began to offer a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts, the amounts of which, in 1997 or 1996, are not material for separate presentation.

     The following table shows the distribution of and certain other information relating to the Company's deposits by type as of the dates indicated.

                                                                     At December 31,
                                                          --------------------------------------
                                                 1997(1)                 1996(2)                   1995(3)
                                                      Percent                 Percent                   Percent
                                                      of                      of                        of
                                           Amount     Deposits     Amount     Deposits     Amount       Deposits
                                         -----------  ---------  -----------  ---------  -----------  ---------
                                                                   (Dollars in Thousands)
Demand deposit accounts:
 Noninterest-bearing checking            $  101,782       7.40%  $   85,259       6.50%  $   81,207       6.31%
 Interest-bearing checking                   69,972       5.09       56,862       4.34       47,476       3.69
 Savings                                     25,555       1.86       22,135       1.69       22,374       1.74
 Money market demand                        165,986      12.07      151,046      11.52      165,214      12.83
                                         -----------  ---------  -----------  ---------  -----------  ---------
   Total demand deposit accounts            363,295      26.42      315,302      24.05      316,271      24.57
                                         -----------  ---------  -----------  ---------  -----------  ---------
Certificate accounts:
 Within 1 year                              781,455      56.83      772,690      58.94      704,966      54.76
 1-2 years                                  186,734      13.58      158,583      12.10      188,400      14.63
 2-3 years                                   30,028       2.18       40,961       3.12       32,556       2.53
 3-4 years                                    7,292       0.53       18,268       1.39       29,717       2.31
 4-5 years                                    6,153       0.45        5,064       0.39       15,210       1.18
 Over 5 years                                   178       0.01          165       0.01          319       0.02
                                         -----------  ---------  -----------  ---------  -----------  ---------
     Total certificate accounts           1,011,840      73.58      995,731      75.95      971,168      75.43
                                         -----------  ---------  -----------  ---------  -----------   --------
                                          1,375,135     100.00%   1,311,033     100.00%   1,287,439     100.00%
                                                       ========                 =======                ========
 Discount to record
   savings deposits at fair value, net.         (75)                   (198)                   (355)
                                         -----------             -----------             -----------
     Total                               $1,375,060              $1,310,835              $1,287,084
                                         ===========             ===========             ===========

_______________

(1)In 1997, the Bank assumed approximately $54.6 million in deposits in connection with the acquisition of one branch office of another financial institution.
(2)In 1996, the Bank assumed approximately $11.1 million in net deposits in connection with the exchange of three branch offices for one and the sale of another branch office.
(3)In 1995, the Bank assumed approximately $157.2 million in deposits in connection with the acquisition of five branch offices of another financial institution.

     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                         Year Ended December 31,
                                           1997                   1996                     1995
                                       -----------              -----------              -----------
                                                            (Dollars in Thousands)
                                    Average    Average      Average      Average      Average      Average
                                    Balance   Rate Paid     Balance     Rate Paid     Balance     Rate Paid
                                -----------  ----------  -----------   ----------  -----------    ---------
Demand deposit accounts:
 Noninterest-bearing checking   $    91,293         --%  $    85,469         --%  $    62,164         --%
 Interest-bearing checking           61,392       1.78        49,181       2.07        29,904       2.06
 Savings                             23,912       2.29        22,104       2.32        20,162       2.52
 Money market demand                158,993       3.63       157,933       3.64       156,730       3.61
Certificate accounts              1,008,845       5.50       970,433       5.42       909,992       5.49
                                -----------  ----------  -----------  ----------    ---------      ------
 Total deposits                 $ 1,344,435       4.68%  $ 1,285,120       4.66%  $ 1,178,952       4.81%
                                ===========  ==========  ===========  ==========  ===========  ==========

     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 1997, which mature during the periods indicated.

                                                          Amounts at December 31, 1997 Maturing
                                                                  (In thousands)

                              Amounts  at  December  31,          One Year
                                  1997          1996               or Less
                             --------------------------            --------
                                   (In thousands)
Certificate accounts:
2.00% to 3.99%                $    7,905      $ 14,835           $   7,422
4.00% to 5.99%                   899,205       871,852             743,317
6.00 to 7.99%                    102,029       104,092              28,900
8.00 to 9.99%                      2,701         4,686               1,816
10.00% to 11.99%                      --           266                  --
                              ----------      --------            --------
Total                         $1,011,840      $995,731            $781,455
                              ==========      ========            ========


                                Amounts at December 31, 1997 Maturing
                                           (In thousands)

                                                                Greater  than
                              Two  Years         Three Years     Three Years
                              ----------         ----------     -------------
Certificate accounts:
2.00% to 3.99%                $    351            $    46          $    86
4.00% to 5.99%                 132,851             11,759           11,278
6.00 to 7.99%                   52,746             18,223            2,160
8.00 to 9.99%                      786                 --               99
10.00% to 11.99%                    --                 --               --
                              --------            -------          -------
Total                         $186,734            $30,028          $13,623
                              ========            =======          =======

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

     The following table sets forth the net deposit flows of the Bank during the periods indicated.

                                                    Year Ended December 31,
                                                  1997      1996       1995
                                               --------  ---------  ---------
                                                       (In thousands)
Net increase (decrease) before interest
 credited(1)                                   $  2,383  $(34,707)  $  91,052
Interest credited                                61,842    58,458      56,410
                                               --------  --------   ---------
Net deposit increase                           $ 64,225  $ 23,751   $ 147,462
                                               ========  =========  =========

(1) For the years ended December 31, 1997, 1996 and 1995, reflects the effect of the assumption of $54.6 million, $11.1 million and $157.2 million of net deposit liabilities in connection with branch office transactions in each respective year. The net deposit outflow in 1997 and 1996 (net of acquired deposits) was primarily due to financial disintermediation as described below.

     The following table sets forth the amount of the Bank's certificates of deposits which are $100,000 or more by time remaining until maturity as of December 31, 1997.


                              At December 31, 1997
                          -------------------------
                           Number of        Deposit
                           accounts          Amount
                          ---------       ---------
                            (Dollars in thousands)
Three months or less            273       $  29,844
Over three through six
 months                         217          23,106
Over six through twelve
 months                         349          38,383
Over twelve months              293          31,260
                          ---------       ---------
   Total                      1,132       $ 122,593
                          =========       =========


     The Bank's deposits are obtained primarily from residents of Houston, Austin, Corpus Christi and small cities in the south east quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's customers. The Bank uses traditional marketing methods to attract new customers and savings deposits, including newspaper advertising. Through 1997, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. The Bank did, however, acquire deposits, classified on the books and records of a prior entity as brokered, through the branch acquisition in 1994. In addition, in early 1997, the Bank has begun the solicitation of deposit accounts through a "money desk." Money desk rates are only offered to institutions (primarily credit unions and municipal utility districts) and are generally up to 50 basis points higher than on regular certificate of deposit accounts.

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


                                              At or For the Year
                                              Ended December 31,
                                          1997         1996       1995
                                       ---------  -----------  ---------
                                            (Dollars in thousands)
FHLB advances:

 Average balance outstanding          $  368,896   $  387,296   $367,895

 Maximum amount outstanding
   at any month-end during the
   period                                540,475      491,930    405,016

 Balance outstanding at end of
   period                                540,475      409,720    312,186

 Average interest rate during the
   period                                   5.78%        5.62%      6.01%

 Average interest rate at end of
   period                                   5.95%        5.61%      5.88%

Securities sold under agreements
 to repurchase:

 Average balance outstanding          $  974,136   $  930,706   $752,427

 Maximum amount outstanding
   at any month-end during the
   period                              1,035,576    1,022,085    993,832

 Balance outstanding at end of
   period                                791,760      966,987    993,832

 Average interest rate during the
   period                                   5.66%        5.52%      5.98%

 Average interest rate at end of
   period                                   6.00%        5.55%      5.78%


     Federal funds purchased averaged approximately $161,000 during the year ended December 31, 1997 with an average interest rate during the period of 5.59%. There were no federal funds purchased outstanding at any month-end during 1997 and there were no federal funds purchased outstanding during the years ended December 31, 1996 or 1995.

     The Bank obtains long term, fixed rate and short term, variable rate advances from the FHLB upon the security of certain of its residential first mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness of the Bank have been met. FHLB advances are generally available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of loans receivable and mortgage-backed securities.

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include a variable rate line of credit, various short-term, variable rate advances and long term, fixed and variable-rate advances. At December 31, 1997, the Bank had total FHLB advances of $540.5 million at a weighted average interest rate of 5.95%.

     The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Bank has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Bank's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 1997, the Bank had $791.8 million in borrowings under reverse repurchase agreements at a weighted average interest rate of 6.00%. At December 31, 1997, the Bank had amounts of securities at risk under securities sold under agreements to repurchase with three individual counterparties which exceeded ten percent of stockholders' equity. The amount at risk with Salomon Brothers Inc. was $12.8 million with an average maturity of 344 days at December 31, 1997. The amount at risk with Credit Suisse First Boston Corporation was $16.6 million with an average maturity of 27 days at December 31, 1997. The amount at risk with Goldman, Sachs & Co. was $23.7 million with an average maturity of 8 days at December 31, 1997.

     To a lesser extent, beginning in 1997, the Bank utilizes federal funds purchased from a correspondent bank for overnight borrowing purposes.

     The Asset/Liability Subcommittee of the Bank attempts to match the maturity of reverse repurchase agreements with particular repricing dates of certain assets in order to maintain a pre-determined interest rate spread. The Bank's objective is to minimize the increase or decrease in the interest rate spread during periods of fluctuating interest rates from that which was contemplated at the time the assets and liabilities were first put on the Bank's books. The Bank attempts to alter the interest rate risk associated with the reverse repurchase agreements through the use of interest rate swaps and interest rate caps purchased from the FHLB and certain large securities dealers. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations  -  Asset  and  Liability  Management"  in  Item  7  hereof.

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10.0% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 1997, the Bank was authorized to have a maximum investment of approximately $291.0 million in its subsidiaries.

     At December 31, 1997, the Bank had two active wholly-owned subsidiaries, the activities of which are described below. At December 31, 1997, the Bank's aggregate equity investment in all of its subsidiaries was $8.4 million and the Bank had a net payable to such subsidiaries totalling $87,000.

     CBS MORTGAGE CORP. The Bank is the sole stockholder of CBS Mortgage, a Texas corporation formed in 1989 to engage in the business of originating, purchasing, selling and servicing loans secured by first lien mortgages on completed one-to four-family dwelling units. Beginning on January 1, 1996, the origination, purchasing and selling functions of CBS Mortgage were performed by the Bank, with CBS Mortgage's activities then limited to primarily loan servicing. For a detailed discussion of CBS Mortgage's business operations, see "Mortgage Banking Activities."

     The Bank and CBS Mortgage have entered into a ten year mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $15.0 million revolving line of credit to be drawn upon from time to time by CBS Mortgage to finance the acquisition of servicing rights and, prior to 1996, the origination or acquisition of mortgage loans and the holding of such loans until they were sold, delivered or pledged to secondary market investors.

     The advances drawn by CBS Mortgage are secured by a promissory note payable upon demand. Interest on the funds advanced by the Bank is payable monthly at the local prime rate plus 1% per annum. The promissory note between the Bank and CBS Mortgage provides that CBS Mortgage is credited an amount equal to the local prime rate less 1% per annum on the average monthly balance of all escrowed funds held by the Bank. The credit is limited in amount to the interest charged by the Bank. As a result of such credit, CBS Mortgage made no interest payments to the Bank under this loan for the year ended December 31, 1997. Principal balances under the loan are generally repaid through servicing income generated from servicing rights. At December 31, 1997, the Bank's equity investment in CBS Mortgage was $8.3 million and had an intercompany payable to CBS Mortgage in the amount of $106,000. CBS Mortgage had net income of $2.3 million, $2.3 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("Financial Corp.") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of Financial Corp. Over the past four years, Financial Corp. has been inactive in its investment advisory capacity. Financial Corp. became active during the last quarter of 1992 in connection with the sale of mutual funds through a third party intermediary. Fees generated net of expenses, resulted in a net income of $35,000, $40,000 and $34,000 for the years ended December 31, 1997, 1996 and
1995,  respectively.

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

     On April 15, 1994, the Bank and the FDIC announced the early termination of the Assistance Agreement, effective March 31, 1994. Under the terms of the agreement, the Bank transferred substantially all of its remaining Guaranteed Assets to the FDIC in exchange for cash of $37.4 million and also received cash of $12.7 million for the remaining receivable from the government in order to record acquired assets at fair value. In addition, the Bank repurchased for $5.9 million a warrant to purchase Bank common stock that had been granted to the Federal government. The Federal government will continue to receive the future federal income tax benefits of the net operating loss carryforwards acquired from the Acquired Associations. See "Taxation-Federal Taxation" and
Note  17  of  the  Notes  to  the  Consolidated  Financial  Statements.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing rights up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 1997, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1997, the required Tier 1 capital ratio for the Bank was 4.0% and its actual Tier 1 capital ratio was 5.52%.

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

     At December 31, 1997, the Bank's Tier 1 capital to risk-weighted assets ratio was 11.46% and its total risk-based capital to risk weighted assets ratio was 11.98%.

     The following table sets forth information with respect to each of the Bank's capital requirements as of the dates shown.


                                                        As of December 31,
                                           1997                1996                1995
                                          -------             -------             -------
                                     Actual   Required   Actual   Required   Actual   Required
                                     -------  ---------  -------  ---------  -------  ---------
Tier 1 capital to total assets         5.52%      4.00%    5.35%      4.00%    5.30%      4.00%
Tier 1 risk-based capital
 to risk weighted assets              11.46       4.00    11.77       4.00    12.36       4.00
Total risk-based capital
 risk to risk weighted assets         11.98       8.00    12.30       8.00    12.84       8.00

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at December 31, 1997.


                                              Tier 1         Total
                                 Tier 1     Risk-based     Risk-based
                                Capital       Capital        Capital
                                ---------  ------------  ------------
                                       (Dollars in thousands)
Total stockholders' equity      $174,224   $   174,224   $   174,224
Unrealized loss on securities
 available-for-sale                2,274         2,274         2,274
Less nonallowable assets:
 Goodwill                        (15,717)      (15,717)      (15,717)
Plus allowances for loan
 and lease losses                     --            --         7,412
                                ---------  ------------  ------------
Total regulatory capital         160,781       160,781       168,193
Minimum required capital         116,570        56,136       112,271
                                ---------  ------------  ------------
Excess regulatory capital       $ 44,211   $   104,645   $    55,922
                                =========  ============  ============

Bank's regulatory capital
 percentage (1)                     5.52%        11.46%        11.98%

Minimum regulatory capital
 required percentage                4.00%         4.00%         8.00%
                                ---------  ------------  ------------

Bank's regulatory capital
 percentage in excess of
   requirement                      1.52%         7.46%         3.98%
                                =========  ============  ============

_______________


(1) Tier 1 capital is computed as a percentage of total assets of $2.9 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.4 billion.


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

      The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member
institutions.    In  addition,  because  the  Bank  acquired approximately $54.6 million in deposits as a result of the Port Arthur branch acquisition on June 21, 1997, $79.8 million in deposits as a result of the Bay City branch acquisition on September 5, 1996 and $157.2 million in deposits from Texas Capital as of November 1, 1995, the Bank became responsible for paying deposit insurance premiums on such deposits at the BIF premium rate. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under
Section  38  of  the  FDIA.    These  three  groups  are then divided into three
subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial
supervisory  concern.    The  matrix  so created results in nine assessment risk
classifications, with rates, prior to the FDIA, as amended, being signed into law, ranging from .23% for well capitalized, healthy SAIF-member institutions to
 .31% for undercapitalized SAIF-member institutions with substantial supervisory concerns. On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to 27 basis points (subject to a $2,000 minimum) for BIF members (or institutions, like the Bank, having BIF deposits) while retaining the existing assessment rate schedule for SAIF-member institutions.

     On September 30, 1996, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of 65.7 basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The Bank's special assessment amounted to $7.5 million ($4.8 million after applicable income taxes) pursuant to the FDIA. In addition to the recapitalization provisions, the FDIA equalized the rate schedule for SAIF and BIF institutions with the rates ranging from zero to 27 basis points beginning October 1, 1996. At December 31, 1997, the Bank was categorized as well capitalized.

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

     Effective January 1, 1996, the Bank is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is additionally required to recapture (i.e. take into taxable income) over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987. Such recapture requirements can be suspended for each of two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. At December 31, 1997, the Bank had approximately $3.9 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

     The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of non-traditional activities and to ensure that such standards reflect the "actual performance and expected risk of loss of multifamily mortgages," of which the Bank had $131.5 million at December 31, 1997. See "Business - Lending Activities." In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from non-traditional activities.

     The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At December 31, 1997, the Bank had $173.5 million of securities available-for-sale with $3.5 million of aggregate net unrealized losses thereon.

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

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments
on  a  monthly  average  basis  in  nine  of  every  12  months.    Loans  and
mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 1997, with 86.9% of its assets invested in qualified thrift investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1997, the Bank's advances from the FHLB of Dallas amounted to $540.5 million or 18.6% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 1997, the Bank had $27.8 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1997, dividends  paid  by  the  FHLB  of  Dallas  to  the  Bank  totaled $1.3 million.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 1997, the Bank was in compliance with such requirements.

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

TAXATION

          FEDERAL TAXATION. The Company, the Bank and its subsidiaries file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Internal Revenue Code ("Code") in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to recently enacted legislation, the Bank will no longer be able to utilize a reserve method for determining the bad debt deduction, but will be allowed to deduct actual net charge-offs. Further, the legislation requires the Bank to recapture, into taxable income, over a six year period, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987. At December 31, 1997, the Bank had approximately $3.9 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

ITEM  2.          PROPERTIES
                  ----------

     The Company's business is conducted from 37 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 1997.


                                                             Net Book
                                                             Value of
                                                             Property
                                    Owned/Leased                or                   Percent of
                               (with Lease Expiration        Leasehold                  Total
Location                                Date)              Improvements   Deposits    Deposits
------------------------        ----------------------     ------------   --------    ---------
                                                                  (Dollars in thousands)
BRANCH OFFICES:
-----------------------------
1329 North Virginia            Owned
Port Lavaca, Texas  77979                                    $    174    $  30,537        2.21%
8 Greenway Plaza, Suite 100    Leased;
Houston, Texas  77046          November 1, 1998                    21       20,151        1.46
8 Braeswood Square             Leased;
Houston, Texas  77096          December 31, 2006                  497       63,055        4.57
408 Walnut                     Owned
Columbus, Texas  78934                                            301       57,271        4.15
870 S. Mason, #100             Leased;
Katy, Texas  77450             August 31, 2003                     51       24,277        1.76
602 Lyons                      Owned
Schulenburg, Texas  78956                                          91       32,657        2.37
325 Meyer Street               Owned
Sealy, Texas  77474                                               599       41,499        3.01
116 E. Post Office             Owned
Weimar, Texas  78962                                               42       26,257        1.90
323 Boling Road                Owned
Wharton, Texas  77488                                             134       47,084        3.41
1621 Pine Drive                Leased;
Dickinson, Texas  77539        September 30, 1998                  --       43,773        3.17
295 West Highway 77            Owned
San Benito, Texas  78586                                          240       21,094        1.53
1260 Blalock, Suite 100        Leased;
Houston, Texas  77055          January 20, 1999                    50       57,372        4.16
620 W. Main                    Owned
Tomball, Texas  77375                                             133       27,628        2.00
915-H North Shepherd           Leased;
Houston, Texas  77008          October 31, 2001                   182       32,592        2.36
6810 FM 1960 West              Leased;
Houston, Texas  77069          September 30, 2000                  --       31,313        2.27
7602 N. Navarro                Owned
Victoria, Texas  77904                                            192       83,485        6.06
2308 So. 77 Sunshine Strip     Leased;
Harlingen, Texas   78550       October 31, 1998                   622       19,238        1.39
4900 N. 10th St., G-1          Leased;
McAllen, Texas   78504         August 14, 2001                    161       16,291        1.18
10838 Leopard Street, Suite B  Leased;
Corpus Christi, Texas   78410  December 31, 1998                    2       42,358        3.07
4060 Weber Road                Leased;
Corpus Christi, Texas   78411  April 30, 1999                       4       61,508        4.47
301 E. Main Street              Owned
Brenham, Texas   77833                                            181       63,089        4.57
1192 W. Dallas                  Leased;
Conroe, Texas   77301           December 31, 1999                  --       51,148        3.71
2353 Town Center Dr.            Owned
Sugar Land, Texas   77478                                       1,112       18,223        1.32
1629 S. Voss                    Owned
Houston, Texas   77057                                          1,472       21,671        1.57
531-A Highway 1431              Leased;
Kingsland, Texas   78639        December 31, 1999                  --       20,122        1.46
209 W. Moreland                 Owned
Mason, Texas   76856                                               53       17,104        1.24
904 Highway 281 North           Owned
Marble Falls, Texas   78654                                       180       11,329        0.82
101 East Polk                   Owned
Burnet, Texas   78611                                             100       19,643        1.42
907 Ford                        Owned
Llano, Texas   78643                                              174       16,138        1.17
708 East Austin                 Owned
Giddings, Texas   78942                                           280       24,741        1.79
5718 Westheimer, Suite 100      Leased;
Houston, Texas 77057            July 31, 2012                     135       38,553        2.80
7909 Parkwood Circle Drive      Owned
Houston, Texas 77036                                              244       11,166        0.81
1250 Pin Oak Road               Owned
Katy, Texas 77494                                               1,185       17,128        1.24
2120 Thompson Highway           Owned
Richmond, Texas 77469                                             492       41,785        3.03
7200 North Mopac                Leased;
Austin, Texas 78731             December 31, 2002                   8       36,766        2.67
1112 Seventh Street             Leased;
Bay City, Texas 77414           April 30, 2002                     --       76,595        5.56
441 Austin Avenue               Owned
Port Arthur, Texas 77640                                          669       50,052        3.63
13695 Research Blvd             Under Construction
Austin, Texas 78750                                               446           --          --
ADMINISTRATIVE OFFICE(1)
------------------------------
Coastal Banc Plaza              Leased;
5718 Westheimer, Suite 600      July 31, 2012                   3,093       64,642        4.69
Houston, Texas 77057
RECORDS & RETENTION  OFFICE:
------------------------------
227 Meyer St                    Owned
Sealy, Texas   77474                                               63           --           -
                                                        -------------   ---------   -----------
     Total                                              $      13,383   $1,379,335      100.00%
                                                        =============   ==========  ===========

______________________


(1)Includes location of administrative, primary lending and mortgage servicing offices.

     The net book value of the Company's investment in premises and equipment totaled $22.3 million at December 31, 1997. At December 31, 1997, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and fifteen automatic teller machines, was $3.9 million.


ITEM  3.          LEGAL  PROCEEDINGS
                  ------------------

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

     Not  applicable.

PART  II
--------

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ----------------------------------------------------------------------

     The information required herein is incorporated by reference from page 53 of the Company's printed Annual Report to Stockholders for fiscal 1997 ("Annual Report"), which is included herein as Exhibit 13.

ITEM  6.  SELECTED  FINANCIAL  DATA
          -------------------------

     The information required herein is incorporated by reference from pages 8 through 11 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

     The information required herein is incorporated by reference on pages 11 through 23 of the Annual Report.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT MARKET RISK
           -------------------------------------------------------------

     The information required herein is incorporated by reference from pages 18 through 19 of the Annual Report. The Company's principal market risk exposure is to interest rates.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
           -----------------------------------------------

     The financial statements and supplementary data required herein are incorporated by reference from pages 25 through 52 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ---------------------------------------------------------------

     Not  applicable.

PART  III
---------

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
           --------------------------------------------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission. Otherwise, the requirements of this Item 10 are not applicable.

ITEM  11.  EXECUTIVE  COMPENSATION
           -----------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
            --------------------------------------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission.

PART  IV
--------

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

     (a)(1) The following financial statements are incorporated herein by reference from pages 25 through 52 of the Annual Report.

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

     Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997.

     Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1997.

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997.

          Notes  to  Consolidated  Financial  Statements.

          (a)(2)      There are no financial statement schedules filed herewith.

          (a)(3)      The following exhibits are filed as part of this report.



Exhibit No.                                                                        Page
-----------                                                                      -------
        3.1  Articles of Incorporation of the Company . . . . . . . . .                *
        3.2  Bylaws of Company. . . . . . . . . . . . . . . . . . . . .                *
          4  Form of Company common stock certificate . . . . . . . . .                *
        4.1  Form of Indenture dated as of June 30, 1995, with respect
             to the Company's 10% Notes, due 2002 . . . . . . . . . . .               **
       10.1  1991 Stock Compensation Program. . . . . . . . . . . . . .                *
       10.2  1995 Stock Compensation Program. . . . . . . . . . . . . .              ***
       10.3  Change-In-Control Severance Agreements . . . . . . . . . .              E-1
         12  Ratio of earnings to combined fixed charges and preferred stock dividends (See Exhibit 13)
         13  Annual Report to Stockholders. . . . . . . . . . . . . . .            E -13
         27  Financial Data Schedule (electronically filed)
         28  Form of proxy to be mailed to stockholders of the Company.            E -73

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

     (b)(1) Form 8-K filed by the Company on May 5, 1997 concerning the declaration of dividends for the first quarter of 1997.

     (b)(2) Form 8-K filed by the Company on October 21, 1997 concerning the formation of Coastal Banc Capital Corp., a wholly-owned subsidiary of Coastal Banc Holding Company, Inc.

     (b)(3) Form 8-K filed by the Company on March 11, 1998 concerning the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation.

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

                              COASTAL  BANCORP,  INC.



Date:    March  24,  1998                   By:     /s/ Manuel J. Mehos
                                            -------------------------------
                                            Manuel  J.  Mehos,
                                            Chairman  of  the  Board  and  Chief
                                            Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Manuel  J.  Mehos                                      Date: March 24, 1998
-----------------------------
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer



/s/  R.  Edwin  Allday                                      Date: March 24, 1998
----------------------------
R.  Edwin  Allday,  Director



/s/  D. Fort Flowers, Jr.                                   Date: March 24, 1998
----------------------------
D.  Fort  Flowers,  Jr.,  Director



/s/  Dennis  S.  Frank                                      Date: March 24, 1998
----------------------------
Dennis  S.  Frank,  Director



/s/  Robert  E.  Johnson,  Jr.                              Date: March 24, 1998
----------------------------
Robert  E.  Johnson,  Jr.,  Director



/s/  James  C.  Niver                                       Date: March 24, 1998
-----------------------------
James  C.  Niver,  Director



/s/  Clayton  T.  Stone                                     Date: March 24, 1998
-----------------------
Clayton  T.  Stone,  Director



/s/  Catherine  N.  Wylie                                   Date: March 24, 1998
-------------------------
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)