Form 10-Q
period 1998-03-31
COASTAL BANCORP INC
filed 1998-05-15
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]   Quarterly  Report  Under  Section  13  or  15  (d) of
                    the  Securities  Exchange  Act  of  1934
                    For  the  Quarterly  Period  Ended  March  31,  1998

          [    ]    Transition Report Pursuant to Section 13 or 15 (d) of
                    the  Securities  Exchange  Act  of  1934
                    For the Transition Period from ________ to ________

                        Commission File Number:  0-24526
                                                --------

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

                                  YES   X         NO
                                      -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       COMMON STOCK ISSUED AND OUTSTANDING: 5,041,177 AS OF APRIL 30, 1998

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.          FINANCIAL  INFORMATION
--------          ----------------------



Item 1  Financial Statements
        Consolidated Statements of Financial Condition at March 31, 1998
        (unaudited) and December 31, 1997                                              1

        Consolidated Statements of Income for the Three-Month Periods Ended
        March 31, 1998 and 1997 (unaudited)                                            2

        Consolidated Statements of Comprehensive Income (Loss)  for the Three-
        Month Periods Ended March 31, 1998 and 1997 (unaudited)                        3

        Consolidated Statements of Cash Flows for the Three-Month Periods
        Ended March 31, 1998 and 1997 (unaudited)                                      4

        Notes to Consolidated Financial Statements                                     6

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                 15

Item 3  Quantitative and Qualitative Disclosures About Market Risk                    19



PART  II.          OTHER  INFORMATION
---------          ------------------

Item 1  Legal Proceedings                                         20
Item 2  Changes in Securities                                     20
Item 3  Default upon Senior Securities                            20
Item 4  Submission of Matters to a Vote of Security Holders       20
Item 5  Other Information                                         20
Item 6  Exhibits and Reports on Form 8-K                          20



SIGNATURES





ITEM  1.          FINANCIAL  STATEMENTS
--------          ---------------------


                              COASTAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            March 31,    December 31,
                                                               1998          1997
                                                           ------------  ------------
ASSETS                                                     (Unaudited)
---------------------------------------------------------
Cash and amounts due from depository institutions          $     25,026   $   37,096
Federal funds sold                                                3,500           --
Loans receivable (note 4)                                     1,335,955    1,261,435
Mortgage-backed securities held-to-maturity (note 3)          1,325,249    1,345,090
Mortgage-backed securities available-for-sale, at market
 value (note 3)                                                 169,783      169,997
Mortgage loans held for sale                                      7,154           --
Accrued interest receivable                                      15,219       14,813
Property and equipment                                           22,955       22,250
Stock in the Federal Home Loan Bank of Dallas (FHLB)             30,162       27,801
Goodwill                                                         15,248       15,717
Mortgage servicing rights                                         5,279        5,653
Prepaid expenses and other assets                                10,672       11,558
                                                           ------------   ----------
                                                           $  2,966,202   $2,911,410
                                                           ============   ==========



     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

Liabilities:
 Savings deposits (note 5)                                     $1,367,371   $1,375,060
 Advances from the FHLB (note 6)                                  556,805      540,475
 Securities sold under agreements to repurchase (note 6)          829,202      791,760
 Senior notes payable (note 7)                                     50,000       50,000
 Advances from borrowers for taxes and insurance                    7,116        3,975
 Other liabilities and accrued expenses                            16,451       16,560
                                                               -----------  -----------
     Total liabilities                                          2,826,945    2,777,830
                                                               -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb             28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 3, 9, 10 and 14):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                    --           --
 Common stock, $.01 par value; authorized shares 30,000,000;
   5,035,493 and 5,008,926 shares issued and outstanding in
   1998 and 1997                                                       50           50
 Additional paid-in capital                                        33,556       33,186
 Retained earnings                                                 79,204       73,868
 Accumulated other comprehensive income (loss) -
   unrealized loss on securities available-for-sale                (2,303)      (2,274)
                                                               -----------  -----------
     Total stockholders' equity                                   110,507      104,830
                                                               -----------  -----------
                                                               $2,966,202   $2,911,410
                                                               ===========  ===========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         --------------------
                                                                         1998           1997
                                                                        --------      -------
                                                                         (Unaudited)

Interest income:
 Mortgage-backed securities                                          $   23,446       $23,192
 Loans receivable                                                        26,940        26,015
 Federal funds sold, certificates of deposit and other investments.         502           397
                                                                     ----------      --------
                                                                         50,888        49,604
                                                                     ----------      --------

Interest expense:
 Savings deposits                                                        15,507        15,166
 Other borrowed money                                                    11,229        13,780
 Senior notes payable                                                     1,250         1,250
 Advances from the FHLB:
   Short-term                                                             3,955         1,856
   Long-term                                                              3,947         2,904
                                                                     ----------      --------
                                                                         35,888        34,956
                                                                     ----------      --------

   Net interest income                                                   15,000        14,648
Provision for loan losses                                                 1,450           450
                                                                     ----------      --------
   Net interest income after provision for loan losses                   13,550        14,198
                                                                     ----------      --------

Noninterest income:
 Loan fees and service charges on deposit accounts                        1,324           894
 Loan servicing income, net                                                 240           407
 Writedown of purchased mortgage loan premium                              (709)           --
 Other                                                                      192           168
                                                                     ----------      --------
                                                                          1,047         1,469
                                                                     ----------      --------

Noninterest expense:
 Compensation, payroll taxes and other benefits                           4,940         4,625
 Office occupancy                                                         1,989         1,611
 Insurance premiums                                                         265           271
 Data processing                                                            608           513
 Amortization of goodwill                                                   469           437
 Real estate owned                                                          252           239
 Other                                                                    1,812         1,861
                                                                     ----------      --------
                                                                         10,335         9,557
                                                                     ----------      --------

       Income before provision (benefit) for Federal income taxes         4,262         6,110

Provision (benefit) for Federal income taxes (note 11)                   (2,326)        2,225
                                                                     ----------      --------
     Net income before preferred stock dividends                          6,588         3,885
Preferred stock dividends of Coastal Banc ssb (Series A)                    647           647
                                                                     ----------      --------
     Net income available to common stockholders                     $    5,941       $ 3,238
                                                                     ==========      ========

Basic earnings per share (note 9)                                    $     1.18       $  0.65
                                                                     ==========      ========

Diluted earnings per share (note 9)                                  $     1.14       $  0.63
                                                                     ==========      ========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------------------------
                                                                         1998           1997
                                                                     ----------        --------
                                                                         (Unaudited)

Net income available to common stockholders                          $   5,941        $3,238

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                     (29)          693
                                                                     ----------       ------

Total comprehensive income                                           $   5,912        $3,931
                                                                     ==========       ======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ------------------------
                                                                             1998           1997
                                                                         ----------       --------
                                                                          (Unaudited)
Cash flows from operating activities:
 Net income before preferred stock dividends                          $      6,588   $     3,885
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets           2,004         1,648
 Net premium amortization                                                    1,867           112
 Provision for loan losses                                                   1,450           450
 Amortization of goodwill                                                      469           437
 Originations and purchases of mortgage loans held for sale                 (7,154)       (4,162)
 Sales of mortgage loans held for sale                                          --         3,229
 Decrease (increase) in:
   Accrued interest receivable                                                (406)          165
   Other, net                                                                1,714         7,558
 Stock dividends from the FHLB                                                (431)         (370)
                                                                     --------------  ------------

   Net cash provided by operating activities                                 6,101        12,952
                                                                     --------------  ------------

Cash flows from investing activities:
 Net increase in federal funds sold                                         (3,500)           --
 Principal repayments on mortgage-backed securities held-to-maturity        19,794         6,995
 Principal repayments on mortgage-backed securities
   available-for-sale                                                          169            88
 Purchases of loans receivable                                            (121,593)       (9,232)
 Net decrease in loans receivable                                           42,226         9,727
 Net purchases of property and equipment                                    (1,661)         (746)
 Purchase of FHLB stock                                                     (1,930)           --
 Proceeds from sales of FHLB stock                                              --         9,000
                                                                     --------------  ------------

   Net cash provided (used) by investing activities                        (66,495)       15,832
                                                                     --------------  ------------

                                                                                      (continued)

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                           1998           1997
                                                                       ----------       --------
                                                                        (Unaudited)
Cash flows from financing activities:
 Net increase (decrease) in savings deposits                          $   (7,707)  $     4,886
 Advances from the FHLB                                                1,013,550     1,295,000
 Principal payments on advances from the FHLB                           (997,220)   (1,378,884)
 Securities sold under agreements to repurchase                        1,817,924     2,588,007
 Purchases of securities sold under agreements to repurchase          (1,780,482)   (2,543,065)
 Exercise of stock options for purchase of common stock, net                 369            21
 Net increase in advances from borrowers for taxes and insurance           3,141         2,996
 Dividends paid                                                           (1,251)       (1,144)
                                                                      -----------  ------------
   Net cash provided (used) by financing activities                       48,324       (32,183)
                                                                      -----------  ------------

   Net decrease in cash and cash equivalents                             (12,070)       (3,399)
 Cash and cash equivalents at beginning of period                         37,096        27,735
                                                                      -----------  ------------
 Cash and cash equivalents at end of period                           $   25,026   $    24,336
                                                                       ==========  ============

 Supplemental schedule of cash flows-interest paid                    $   33,920   $    32,704
                                                                       ==========  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                   $    1,595   $     2,037
                                                                       ==========  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     Coastal Bancorp, Inc. and subsidiaries adopted the Financial Accounting Standards Boards Statement No. 130 ("Statement 130"), "Reporting Comprehensive Income" as of January 1, 1998. Statement 130 requires the disclosure of all components of comprehensive income, which includes net income and other comprehensive income. Other comprehensive income includes all nonowner related changes to stockholders' equity, which is the unrealized gain (loss) on securities available-for-sale. These amounts have been disclosed on the consolidated statements of comprehensive income. Statement 130 did not change the current accounting treatment for components of other comprehensive income (i.e. changes in unrealized gain (loss) on securities available-for-sale).

(2)  PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. and its wholly-owned subsidiaries, Coastal Banc ssb and subsidiaries and Coastal Banc Capital Corp. (collectively, Coastal). Coastal Banc ssb's subsidiaries include CoastalBanc Financial Corp., CBS Mortgage Corp., and CBS Asset Corp. (collectively with Coastal Banc ssb, the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at March 31, 1998 (unaudited) were as follows (dollars in thousands):


                                         Gross       Gross
                           Amortized  Unrealized   Unrealized  Market
                             Cost        Gains       Losses     Value
                           ---------  -----------  ----------  -------
Held-to-Maturity:
 REMICS - Agency         $   942,955  $ 6,117  $  (21,783)  $   927,289
   REMICS - Non-agency       273,139      674      (6,333)      267,480
 FNMA certificates            68,167      150        (398)       67,919
 GNMA certificates            27,002      506          --        27,508
 Non-agency securities        13,970      243         (72)       14,141
 Interest-only securities         16       --          --            16
                         -----------   -------  ----------  -----------
                         $ 1,325,249   $ 7,690  $ (28,586)  $ 1,304,353
                         ===========   =======  ==========  ===========

Available-for-sale:
 REMICS - Agency         $   171,169   $   390  $  (3,916)  $   167,643
 REMICS - Non-agency           2,156        --        (16)        2,140
                         -----------   -------  ----------  -----------
                         $   173,325   $   390  $  (3,932)  $   169,783
                         ===========   =======  ==========  ===========


     Mortgage-backed securities at December 31, 1997 were as follows (dollars in thousands):


                                         Gross       Gross
                           Amortized  Unrealized   Unrealized  Market
                             Cost        Gains       Losses     Value
                           ---------  -----------  ----------  -------
Held-to-maturity:
 REMICS - Agency         $   950,689   $ 5,022  $ (20,478)  $   935,233
   REMICS - Non-agency       279,131       701     (5,610)      274,222
 FNMA certificates            71,887       144       (683)       71,348
 GNMA certificates            28,808       566         --        29,374
 Non-agency securities        14,555       239        (23)       14,771
 Interest-only securities         20        --         --            20
                         -----------   -------  ----------  -----------
                         $ 1,345,090   $ 6,672  $ (26,794)  $ 1,324,968
                         ===========   =======  ==========  ===========

Available-for-sale:
 REMICS - Agency         $   171,167   $   579  $  (4,044)  $   167,702
 REMICS - Non-agency           2,328        --        (33)        2,295
                         -----------   -------  ----------  -----------
                         $   173,495   $   579  $  (4,077)  $   169,997
                         ===========   =======  ==========  ===========


(4)          LOANS  RECEIVABLE

     Loans receivable at March 31, 1998 and December 31, 1997 were as follows (dollars in thousands):


                                                   March 31, 1998      December 31, 1997
                                                   ---------------     -----------------
                                                     (Unaudited)
Real estate mortgage loans:
 First-lien mortgage, primarily residential          $   720,623          $   689,767
 Commercial                                              197,797              181,315
 Multifamily                                             132,707              131,454
 Residential construction                                 87,041               83,359
 Acquisition and development                              34,005               31,619
 Commercial construction                                  16,997               14,506
Commercial loans, secured by residential mortgage
 loans held for sale                                     137,182               98,679
Commercial loans, secured by mortgage servicing           15,880               32,685
 rights
Commercial, financial and industrial                      27,183               30,877
Loans secured by savings deposits                          7,402                8,695
Consumer and other loans                                  24,753               15,030
                                                    ------------          ------------
                                                       1,401,570            1,317,986
Loans in process                                         (55,441)             (47,893)
Allowance for loan losses                                 (8,685)              (7,412)
Unearned interest and  loan fees                          (2,933)              (2,926)
Premium to record purchased loans, net                     1,444                1,680
                                                    ------------          ------------

                                                     $ 1,335,955          $ 1,261,435
                                                    ============          ============

Weighted average yield                                     8.27%                8.30%
                                                    ============          ============


     At March 31, 1998, Coastal had outstanding commitments to originate or purchase $69.9 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $106.9 million. In addition, at March 31, 1998, Coastal had $3.6 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At March 31, 1998 and December 31, 1997, the carrying value of loans that were considered to be impaired totaled approximately $1.4 million and $2.0 million, respectively (all of which are on nonaccrual), and the related allowance for loan losses on those impaired loans totaled $1.1 million at both period ends. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was $1.9 million and $722,000, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 is as follows (in thousands):


                                   Three months ended March 31,
                                  ------------------------------
                                        1998                1997
                                  ------------          ----------
                                         (Unaudited)
Balance, beginning of period       $  7,412               $6,880
Provision for loan losses             1,450                  450
Charge-offs, net of recoveries         (177)                (424)
                                ------------              -------

Balance, end of period             $  8,685               $6,906
                                ============              =======


     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $639.0 million and $675.7 million at March 31, 1998 and December 31, 1997, respectively.

(5)  SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at March 31, 1998 and December 31, 1997 are summarized as follows (dollars in thousands):


                                      Stated Rate     March 31, 1998    December 31, 1997
                                     --------------  ----------------  -------------------
                                                       (Unaudited)
Noninterest-bearing checking                  0.00%  $        49,467   $          101,782
Interest-bearing checking            1.49  -  2.00             8,373               69,972
Savings accounts                     2.18  -  2.75            25,963               25,555
Money market demand accounts         0.00  -  4.51           283,632              165,986
                                                     ----------------  -------------------

                                                             367,435              363,295
                                                     ----------------  -------------------

Certificate accounts                 2.00  -  2.99             3,038                5,142
                                     3.00  -  3.99             4,483                2,763
                                     4.00  -  4.99            68,411               64,478
                                     5.00  -  5.99           825,860              834,727
                                     6.00  -  6.99            90,591               94,405
                                     7.00  -  7.99             5,556                7,624
                                     8.00  -  8.99             1,649                1,854
                                     9.00  -  9.99               405                  847
                                                     ----------------  -------------------
                                                             999,993            1,011,840
                                                     ----------------  -------------------
Discount to record savings
deposits at fair value, net                                      (57)                 (75)
                                                     ----------------  -------------------

                                                     $     1,367,371   $        1,375,060
                                                     ================  ===================

Weighted average rate                                           4.63%                4.67%
                                                     ================  ===================


     The scheduled maturities of certificate accounts outstanding at March 31, 1998 were as follows (dollars in thousands):


                   March 31, 1998
                  ----------------
                    (Unaudited)
 0 to 12 months   $        782,844
 12 to 24 months           179,735
 24 to 36 months            22,899
 36 to 48 months             6,652
 48 to 60 months             7,657
 Over 60 months                206
                  ----------------
                  $        999,993
                  ================

     Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts are reclassified to money market demand accounts under Federal Reserve Regulation D.

(6)  SECURITIES  SOLD  UNDER  AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at March 31, 1998 and December 31, 1997 were 5.51% and 6.00%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 4.93% to 5.67% at March 31, 1998.

     (b) The weighted average interest rate on advances from the FHLB at March 31, 1998 and December 31, 1997 were 5.62% and 5.95%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 1998 are summarized as follows (dollars in thousands) (unaudited):


Due during the year ended December 31,  Weighted Average
--------------------------------------  -----------------
                                          Interest Rate     Amount
                                        -----------------  ---------
1998                                                5.59%  $ 287,178
1999                                                5.84     120,291
2000                                                6.17       7,929
2001                                                6.22       8,604
2002                                                5.62      69,649
2004                                                6.52       2,764
2006                                                6.91       3,102
2007                                                6.78       1,057
2008                                                4.66      50,000
2009                                                8.25       4,413
2011                                                6.78       1,268
2018                                                6.00         550
                                                           ---------

                                                           $ 556,805
                                                           =========



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

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At March 31, 1998, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $45.8 million and $217.2 million, respectively.

     The terms of the interest rate swap agreements outstanding at March 31, 1998 (unaudited) and December 31, 1997 are summarized as follows (dollars in thousands):


                                                           Floating Rate    Fair Value at
                       Notional        LIBOR       Fixed         at         End of Period
                                                                           ---------------
Maturity                Amount         Index        Rate   End of Period     gain (loss)
---------------------  ---------    -----------    ------  --------------
At March 31, 1998:
1998                   $   4,400    Three-month    6.709%          5.625%  $          (24)
1999                      14,600    Three-month    6.926           5.625             (221)
2000                       4,800    Three-month    6.170           5.684              (31)
                           2,485    Three-month    6.000           5.688               (3)
2005                      19,527    Three-month    6.500           5.676             (623)
                       ---------
                       $  45,812                                           $         (902)
                       =========                                           ===============

At December 31, 1997:
1998                   $   4,400    Three-month    6.709%          5.875%  $          (28)
1999                      14,600    Three-month    6.926           5.875             (239)
2000                       4,800    Three-month    6.170           5.906              (99)
                           2,520    Three-month    6.000           5.906               --
2005                      19,527    Three-month    6.500           5.879             (230)
                       ---------                                           ---------------
                       $  45,847                                           $         (596)
                       =========                                           ===============


     The interest rate swap agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 5.80% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.56% for the three months ended March 31, 1998. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $86,000 for the three months ended March 31, 1998 and approximately $137,000 for the three months ended March 31, 1997. Coastal had pledged approximately $5.8 million of mortgage-backed securities to secure interest rate swap agreements at March 31, 1998.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 5.0% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $186,000 and $286,000 at March 31, 1998 and December 31, 1997, respectively, with the estimated fair value of the agreements being $202,000 and $300,000 at March 31, 1998 and December 31, 1997, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $24,000 and $134,000 for the three months ended March 31, 1998 and 1997 respectively.

     Interest rate cap agreements outstanding at March 31, 1998 (unaudited) expire as follows (dollars in thousands):


Year of       Strike rate    Notional
expiration       range        amount
----------  ---------------  ---------
1998        5.00  -  12.50%  $ 129,300
1999        7.25  -  11.00      63,564
2000         8.50  -  9.50       8,000
2001        7.00      9.00      16,315
                             ---------
                             $ 217,179
                             =========


     Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market the portfolio to expected market level changes in an instantaneous shock of plus and minus 200 basis points on a quarterly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, including off-balance sheet items, as well as potential changes in net interest income.

     The fluctuation in the market value, however, has no effect on the level of earnings of Coastal because the securities are categorized as "held-to-maturity" or "available-for-sale."

     Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap and controls this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(9)  EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 1998 and 1997 (dollars in thousands, except per share data):

                                                    Three  months  ended  March  31,
                                                    --------------------------------
                                                              1998        1997
                                                        ----------  ----------

Net income available to common stockholders             $    5,941  $    3,238
                                                        ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation               5,027,540   4,968,126
Add assumed exercise of outstanding stock options
 as adjusted for dilutive securities                       171,918     139,831
                                                        ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation             5,199,458   5,107,957
                                                        ==========  ==========
Basic EPS                                               $     1.18  $     0.65
                                                        ==========  ==========
Diluted EPS                                             $     1.14  $     0.63
                                                        ==========  ==========


(10) STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At March 31, 1998, the Bank's regulatory capital (unaudited) in relation to its existing regulatory capital requirements for capital adequacy purposes were as follows (dollars in thousands):


                           Minimum For Capital      Well-Capitalized
                                 Actual             Adequacy Purposes     Requirements
                           -------------------     ------------------     -------------
Capital Requirement      Amount       Ratio         Amount    Ratio       Amount    Ratio
--------------------   ----------   ---------      --------  ------      --------  ------
 Tier 1 (core)         $  166,351      5.69%       $116,933   4.00%       $146,166   5.00%
 Tier 1 risk-based        166,351     11.24          59,214   4.00          88,822   6.00
 Total risk-based         175,036     11.82         118,429   8.00         148,036  10.00



     As of March 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

(11) FEDERAL  INCOME  TAXES

     In March 1998, Coastal announced that it had successfully resolved an outstanding tax benefit issue with the FDIC as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 71 cents per diluted share, reversal of accrued income taxes during the three months ended March 31, 1998; therefore a one-time positive effect on net income. The resolution of the tax benefit issue also contributes an ongoing quarterly tax benefit of $226,000 or approximately 4 cents per diluted share, as of March 31, 1998.

(12) RECENT  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board's Statement No. 131 ("Statement 131"), "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders for years after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. Coastal anticipates implementing Statement 131 for its fiscal 1998 Annual Report on Form 10-K. Implementation of Statement 131 should have no material effect on Coastal's Consolidated Financial Statements.

(13) PENDING  BRANCH  PURCHASE

     On May 4, 1998, Coastal announced the execution of a definitive agreement to purchase the Valley Branches of Pacific Southwest Bank, also known as San
Benito Bank and Trust Company, a unit of Pacific Southwest Bank. Twelve branches located in Harlingen, San Benito, Mission, Pharr, Edinburg, Brownsville, McAllen and South Padre with deposits of approximately $357 million and loans of approximately $175 million, will be acquired in this transaction. The acquisition is pending regulatory approval and is expected to close in the third quarter of 1998.

(14) STOCK  SPLIT

     On April 23, 1998, the Board of Directors declared a 3:2 stock split on the common stock of Coastal payable on June 15, 1998 to the stockholders of record at the close of business on May 15, 1998.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Financial  Condition
--------------------

     Total assets increased 1.9% or $54.8 million from December 31, 1997 to March 31, 1998. The net increase resulted primarily from an increase in loans receivable of $74.5 million, an increase in Federal funds sold of $3.5 million, an increase of $7.2 million in loans held for sale and a $2.4 million increase in Stock in the Federal Home Loan Bank of Dallas, offset by decreases of $19.8 million and $12.1 million in mortgage-backed securities held-to-maturity and cash and amounts due from depository institutions, respectively. The increase in loans receivable was primarily due to bulk residential mortgage loan purchases of $114.4 million and $6.4 million of consumer loan purchases from correspondent lenders, in addition to increases of $38.5 million and $16.5 million in commercial loans, secured by residential mortgage loans held for sale and commercial real estate loans, respectively, during the three months ended March 31, 1998. These increases were somewhat offset by principal payments received. The decrease in mortgage-backed securities held-to-maturity was due to principal payments received.

     Savings deposits decreased slightly by 0.6% or $7.7 million from December 31, 1997 to March 31, 1998. Securities sold under agreements to repurchase increased 4.7% or $37.4 million and advances from the FHLB increased 3.0% or $16.3 million from December 31, 1997 to March 31, 1998. Stockholders' equity increased 5.4% or $5.7 million from December 31, 1997 to March 31, 1998 as a result primarily of net income offset by dividends declared and a $29,000 decrease in accumulated other comprehensive income (loss).

Results  of  Operations  for  the  Three  Months  Ended  March 31, 1998 and 1997
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended March 31, 1998, net income before preferred stock dividends was $6.6 million compared to $3.9 million for the three months ended March 31, 1997. The increase in net income in the first quarter of 1998 was primarily due to the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 71 cents per diluted share, reversal of accrued income taxes; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue will also contribute an ongoing quarterly tax benefit of $226,000 or approximately 4 cents per diluted share (as of March 31, 1998); which is expected to continue for approximately 3 to 4 years.

     The positive effect of the tax benefit issue resolution was somewhat offset by the recording in the first quarter of 1998 of an additional provision for loan losses of $1.0 million and a writedown of purchased mortgage loan premium of $709,000. The additional provision for loan losses of $1.0 million, or 13 cents per diluted share after tax, was recorded to increase the allowance for loan losses due to the continuing change in the composition of the loans receivable portfolio. This change is occurring as a result of management's current emphasis on business lending. The writedown of the purchased mortgage loan premium of $709,000, or 9 cents per diluted share after tax, was related to an adjustable rate whole loan package purchased in the second quarter of 1997, on which Coastal experienced high prepayments during 1997 and continuing into 1998, resulting from a comparatively lower current interest rate environment.

     The net benefit of recording the resolution of the tax issue after these adjustments (net of their applicable income tax effects) amounted to $2.6 million or approximately 49 cents per diluted share. Excluding the net benefit from these nonrecurring items recorded during the three months ended March 31, 1998, net income available to common stockholders from ongoing core operations was $3.4 million or 65 cents per diluted share (as of March 31, 1998).

     Net interest income increased $352,000 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Noninterest income (excluding the writedown of purchased mortgage loan premium) increased during such period by $287,000. Noninterest expense increased by $778,000 and the provision (benefit) for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) decreased by $872,000 from the 1997 to the 1998 three month period due to the ongoing quarterly benefit attributable to the tax benefit issue and the tax effect of the recording of the additional provision for loan losses and the writedown of the purchased mortgage loan premium during the first quarter of 1998.

     Interest  Income
     ----------------

     Interest income for the three months ended March 31, 1998 increased $1.3 million or 2.6% from the three months ended March 31, 1997. The increase was primarily due to an increase of $925,000 in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $74.6 million increase in the average balance of loans receivable offset by a decrease in the average yield from 8.40% for the three months ended March 31, 1997 to 8.20% for the three months ended March 31, 1998. The decrease in the average yield on loans receivable was primarily due to $749,000 (or 9 cents per diluted share after tax) of additional amortization of purchased mortgage loan premium during the three months ended March 31, 1998. This amortization was attributable to an adjustable rate whole loan package purchased in the second quarter of 1997, on which Coastal experienced high prepayments during 1997 and through the first quarter of 1998. As discussed previously, Coastal recorded a $709,000 writedown of the purchased mortgage loan premium on this package in March 1998, which should positively impact the average yield in the future.

     In addition, interest income on mortgage-backed securities and federal funds sold, certificates of deposit and other investments increased $254,000 and $105,000, respectively. Total interest-earning assets for the three months ended March 31, 1998 averaged $2.9 billion as compared to $2.8 billion for the three months ended March 31, 1997.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $35.9 million for the three months ended March 31, 1998, as compared to $35.0 million for the same period in 1997. The increase in interest expense was due to a $39.3 million increase in the average balance of interest-bearing liabilities during such period and an increase in the average rate paid on interest-bearing liabilities from 5.31% for the three months ended March 31, 1997 to 5.37% for the three months ended March 31, 1998. The increase in average interest-bearing liabilities consisted of a $220.5 million increase in FHLB advances, a $34.2 million increase in interest-bearing savings deposits, offset by a $215.6 million decrease in securities sold under agreements to repurchase.

     Net  Interest  Income
     ---------------------

     Net interest income was $15.0 million for the three months ended March 31, 1998 and $14.6 million for the same period in 1997. Net interest margin ("Margin") was 2.10% for both three month periods. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased from 1.79% for the three months ended March 31, 1997 to 1.74% for the three months ended March 31, 1998. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 1998 and 1997 were 1.92% and 1.94%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The average interest rates paid on interest-bearing liabilities increased from 5.31% for the three months ended March 31, 1997 to 5.37% for the same period in 1998. This increase was slightly offset by an increase in the average yield on interest-earning assets from 7.10% for the three months ended March 31, 1997 to 7.11% for the same period in 1998. In addition, average net interest-earning assets increased $27.6 million from the three months ended March 31, 1997 to the three months ended March 31, 1998.

     Spread for the three months ended March 31, 1998 was negatively affected by the additional amortization of purchased mortgage loan premium as discussed previously and by the higher borrowing costs experienced by Coastal. The writedown of the purchased mortgage loan premium recorded during the three months ended March 31, 1998 should decrease the ongoing amortization effect of prepayments related to the adjustable rate whole loan package. In addition, while management believes that the higher borrowing costs are temporary, efforts are being made to replace borrowings with lower cost deposits.

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

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $1,450,000 for the three months ended March 31, 1998 and $450,000 for the three months ended March 31, 1997. During the three months ended March 31, 1998, Coastal recorded an additional provision for loan losses of $1.0 million to increase the allowance for loan losses due to the continuing change in the composition of the loans receivable portfolio. This change is occurring as a result of management's current emphasis on business lending. The allowance for loan losses as a percentage of total loans was 0.65% at March 31, 1998 and 0.56% at March 31, 1997. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the three months ended March 31, 1998, noninterest income (excluding the writedown of purchased mortgage loan premium) increased $287,000 or 19.5% to $1.8 million, compared to $1.5 million for the three months ended March 31, 1997. The increase in noninterest income was primarily due to an increase of $430,000 in loan fees and service charges on deposit accounts and a $24,000 increase in other noninterest income. These increases were somewhat offset by a $167,000 decrease in loan servicing income. In addition, as discussed previously, during the three months ended March 31, 1998, Coastal recorded a writedown of purchased mortgage loan premium of $709,000.

     Noninterest  Expense
     --------------------

     For the three months ended March 31, 1998, noninterest expense increased $778,000 from the three months ended March 31, 1997. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $315,000 and $378,000, respectively, from the three months ended March 31, 1997 to the three months ended March 31, 1998, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997. In addition, data processing expenses and the amortization of goodwill increased $95,000 and $32,000, respectively. Other changes included a $13,000 increase in real estate owned expenses, a $6,000 decrease in insurance premiums and a $49,000 decrease in other operating expenses.

     Provision  (Benefit)  for  Federal  Income  Taxes
     -------------------------------------------------

     For the three months ended March 31, 1998, the provision (benefit) for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) was $1.4 million compared to $2.2 million for the three months ended March 31, 1997. The decrease from 1997 to 1998 was due primarily to the ongoing quarterly benefit attributable to the tax benefit issue and the tax benefit effect of the recording of the additional provision for loan losses and the writedown of the purchased mortgage loan premium during the first quarter of 1998.

     Liquidity  and  Capital  Resources
     ----------------------------------

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At March 31, 1998, Coastal had binding commitments to originate or purchase loans totaling approximately $69.9 million and had $55.4 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 1998 totaled $782.8 million at March 31, 1998. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of March 31, 1998, Coastal operated 37 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

     Forward-Looking  Information
     ----------------------------

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

     The above discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The above information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and are subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (SEC) on March 24, 1998.

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
           --------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 1997. Coastal's principal market risk exposure is to interest rates.

     PART  II  -  OTHER  INFORMATION

Item  1.          Legal  Proceedings
                  ------------------

     Coastal is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial.

Item  2.         Changes  in  Securities
                 -----------------------

                 a)  Not  applicable.

                 b)  Not  applicable.

Item  3.         Default  Upon  Senior  Securities
                 ---------------------------------

                 Not  applicable.

Item  4.         Submission  of  Matters  to  a  Vote  of  Security  Holders
                 -----------------------------------------------------------

                 Not  applicable.

Item  5.         Other  Information
                 ------------------

                 Not  applicable.

Item  6.         Exhibits  and  Reports  on  Form  8-K
                 -------------------------------------

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



Dated:       5/15/98                    By/s/     Manuel J. Mehos
             -------                         -------------------------
                                             Manuel  J.  Mehos
                                             Chairman  of  the  Board
                                             Chief  Executive  Officer




Dated:       5/15/98                    By/s/     Catherine N. Wylie
             -------                         ------------------------
                                             Catherine  N.  Wylie
                                             Chief  Financial  Officer

                                   Exhibit 27


                             Financial Data Schedule


                                (filed via EDGAR)
                                   Exhibit 99


                           Forward-Looking Information


     Forward-Looking  Information

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

     The above discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The above information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and are subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (SEC) on March 24, 1998.