Form 10-Q
period 1998-06-30
COASTAL BANCORP INC
filed 1998-08-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [  X  ]     Quarterly Report Under Section 13 or 15 (d) of
                   the Securities Exchange  Act of 1934
                   For the Quarterly Period Ended June 30, 1998

       [     ]     Transition Report Pursuant to Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934
                   For the Transition  Period from _________ to _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
            (Exact name of Registrant as specified in its charter)


             Texas                           76-0428727
    ------------------------               ---------------
(State or other jurisdiction  of          (I.R.S.  Employer
incorporation or organization)          Identification  No.)

                           5718 Westheimer, Suite 600
                              Houston, Texas 77057
                           ---------------------------
                     (Address of principal executive office)

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

                                  YES   X     NO
                                      ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       COMMON STOCK ISSUED AND OUTSTANDING: 7,565,913 AS OF JULY 31, 1998

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.          FINANCIAL  INFORMATION
--------          ----------------------

Item 1  Financial Statements
        Consolidated Statements of Financial Condition at June 30, 1998
        (unaudited) and December 31, 1997                                            1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 1998 and 1997 (unaudited)                                           2

        Consolidated Statements of Income for the Three-Month Periods Ended
        June 30, 1998 and 1997 (unaudited)                                           3

        Consolidated Statements of Comprehensive Income (Loss)  for the Six-Month
        Periods Ended June 30, 1998 and 1997 (unaudited)                             4

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 1998 and 1997 (unaudited)                                     5

        Notes to Consolidated Financial Statements                                   7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                               17

Item 3  Quantitative and Qualitative Disclosures About Market Risk                  23






PART  II.          OTHER  INFORMATION
---------          ------------------

Item 1  Legal Proceedings                                    24
Item 2  Changes in Securities                                24
Item 3  Default upon Senior Securities                       24
Item 4  Submission of Matters to a Vote of Security Holders  24
Item 5  Other Information                                    25
Item 6  Exhibits and Reports on Form 8-K                     25




SIGNATURES



ITEM  1.          FINANCIAL  STATEMENTS
--------          ---------------------

                              COASTAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               June 30,                  December 31,
                                                                1998                       1997
                                                             ------------              ---------------
ASSETS                                                       (Unaudited)
------------------------------------------------
Cash and amounts due from depository institutions          $     25,824                  $   37,096
Loans receivable (note 4)                                     1,413,328                   1,261,435
Mortgage-backed securities held-to-maturity (note 3)          1,283,521                   1,345,090
Mortgage-backed securities available-for-sale, at market
 value (note 3)                                                   159,677                   169,997
Accrued interest receivable                                        15,349                    14,813
Property and equipment                                             22,513                    22,250
Stock in the Federal Home Loan Bank of Dallas (FHLB)               31,694                    27,801
Goodwill                                                           14,774                    15,717
Mortgage servicing rights                                           4,865                     5,653
Prepaid expenses and other assets                                   8,983                    11,558
                                                             ------------                ----------
                                                             $  2,980,528                $2,911,410
                                                             ============                ==========


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

Liabilities:
 Savings deposits (note 5)                                     $1,358,899                $1,375,060
 Advances from the FHLB (note 6)                                  624,838                   540,475
 Securities sold under agreements to repurchase (note 6)          777,712                   791,760
 Senior notes payable (note 7)                                     50,000                    50,000
 Advances from borrowers for taxes and insurance                    9,438                     3,975
 Other liabilities and accrued expenses                            16,181                    16,560
     Total liabilities                                          2,837,068                 2,777,830
                                                               -----------               -----------

9.0% noncumulative preferred stock of Coastal Banc ssb             28,750                    28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 3, 9 and 10):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                    --                        --
 Common stock, $.00667 par value; authorized shares
   45,000,000; 7,562,535 and 7,513,389 shares issued and
   outstanding in 1998 and 1997, respectively                          50                        50
 Additional paid-in capital                                        33,657                    33,186
 Retained earnings                                                 82,579                    73,868
 Accumulated other comprehensive income (loss) -
   unrealized loss on securities available-for-sale                (1,576)                   (2,274)
     Total stockholders' equity                                   114,710                   104,830
                                                               -----------               -----------
                                                               $2,980,528                $2,911,410
                                                               ===========               ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                              1998          1997
                                                                            -------      -------
                                                                                 (Unaudited)

Interest income:
 Mortgage-backed securities                                                 $   46,198   $46,401
 Loans receivable                                                               56,027    52,430
 Federal funds sold, certificates of deposit and other investments               1,036       671
                                                                               103,261    99,502
                                                                            -----------  -------

Interest expense:
 Savings deposits                                                               30,999    30,545
 Other borrowed money                                                           23,041    27,776
 Senior notes payable                                                            2,500     2,500
 Advances from the FHLB:
   Short-term                                                                    7,579     3,712
   Long-term                                                                     7,860     6,057
                                                                            -----------  -------
                                                                                71,979    70,590
                                                                            -----------  -------

   Net interest income                                                          31,282    28,912
Provision for loan losses                                                        1,900       900
   Net interest income after provision for loan losses                          29,382    28,012
                                                                            -----------  -------

Noninterest income:
 Loan fees and service charges on deposit accounts                               2,466     1,875
 Loan servicing income, net                                                        400       764
 Writedown of purchased mortgage loan premium                                     (709)       --
 Other                                                                             543       380
                                                                                 2,700     3,019
                                                                            -----------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                 10,097     9,318
 Office occupancy                                                                4,031     3,264
 Insurance premiums                                                                525       545
 Data processing                                                                 1,181     1,110
 Amortization of goodwill                                                          943       882
 Real estate owned                                                                 423       482
 Other                                                                           3,718     3,850
                                                                                20,918    19,451
                                                                            -----------  -------

       Income before provision (benefit) for Federal income taxes               11,164    11,580

Provision (benefit) for Federal income taxes (note 11)                             (50)    4,229
                                                                            -----------  -------
     Net income before preferred stock dividends                                11,214     7,351
Preferred stock dividends of Coastal Banc ssb (Series A)                         1,294     1,294
                                                                            -----------  -------
     Net income available to common stockholders                            $    9,920   $ 6,057
                                                                            ===========  =======

Basic earnings per share (note 9)                                           $     1.31   $  0.81
                                                                            ===========  =======

Diluted earnings per share (note 9)                                         $     1.27   $  0.79
                                                                            ===========  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                             1998           1997
                                                                          --------       --------
                                                                                 (Unaudited)

Interest income:
 Mortgage-backed securities                                             $   22,752        $23,209
 Loans receivable                                                           29,087         26,415
 Federal funds sold, certificates of deposit and other investments             534            274
                                                                            52,373         49,898
                                                                     -------------        -------

Interest expense:
 Savings deposits                                                           15,492         15,379
 Other borrowed money                                                       11,812         13,996
 Senior notes payable                                                        1,250          1,250
 Advances from the FHLB:
   Short-term                                                                3,624          1,856
   Long-term                                                                 3,913          3,153
                                                                     -------------        -------
                                                                            36,091         35,634
                                                                     -------------        -------

   Net interest income                                                      16,282         14,264
Provision for loan losses                                                      450            450
   Net interest income after provision for loan losses                      15,832         13,814
                                                                     -------------        -------

Noninterest income:
 Loan fees and service charges on deposit accounts                           1,142            981
 Loan servicing income, net                                                    160            357
 Other                                                                         351            212
                                                                             1,653          1,550
                                                                     -------------        -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                              5,157          4,693
 Office occupancy                                                            2,042          1,653
 Insurance premiums                                                            260            274
 Data processing                                                               573            597
 Amortization of goodwill                                                      474            445
 Real estate owned                                                             171            243
 Other                                                                       1,906          1,989
                                                                            10,583          9,894
                                                                     -------------        -------

       Income before provision for Federal income taxes                      6,902          5,470

Provision for Federal income taxes (note 11)                                 2,276          2,004
                                                                     -------------        -------
     Net income before preferred stock dividends                             4,626          3,466
Preferred stock dividends of Coastal Banc ssb (Series A)                       647            647
                                                                     -------------        -------
     Net income available to common stockholders                     $       3,979        $ 2,819
                                                                     =============        =======

Basic earnings per share (note 9)                                    $        0.53        $  0.38
                                                                     =============        =======

Diluted earnings per share (note 9)                                  $        0.51        $  0.37
                                                                     =============        =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                               ------------------
                                                                                 1998     1997
                                                                               --------  -------
                                                                                  (Unaudited)


Net income available to common stockholders                                  $    9,920  $6,057

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                              698    (481)
                                                                              ---------  -------

Total comprehensive income                                                   $   10,618  $5,576
                                                                              =========  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                 1998          1997
                                                                            -------------  ------------
                                                                                  (Unaudited)

Cash flows from operating activities:
 Net income before preferred stock dividends                               $     11,214   $     7,351
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets                4,087         3,397
 Net premium amortization                                                         1,985           516
 Provision for loan losses                                                        1,900           900
 Amortization of goodwill                                                           943           882
 Originations and purchases of mortgage loans held for sale                     (11,299)       (6,549)
 Sales of mortgage loans held for sale                                           11,050         6,490
 Decrease (increase) in:
   Accrued interest receivable                                                     (536)         (428)
   Other, net                                                                     2,459         8,936
 Stock dividends from the FHLB                                                     (882)         (644)
                                                                            ------------  ------------

   Net cash provided by operating activities                                     20,921        20,851
                                                                            ------------  ------------

Cash flows from investing activities:
 Net increase in federal funds sold                                                  --        (6,300)
 Purchase of mortgage-backed securities held-to-maturity                             --          (257)
 Principal repayments on mortgage-backed securities held-to-maturity             61,518        21,976
 Principal repayments on mortgage-backed securities
   available-for-sale                                                            11,392           255
 Proceeds from maturity of U.S. Treasury security available-for-sale                 --            11
 Purchases of loans receivable                                                 (273,600)     (113,194)
 Net decrease in loans receivable                                               116,140         1,872
 Net purchases of property and equipment                                         (2,180)       (6,115)
 Purchase of FHLB stock                                                          (3,011)       (2,556)
 Proceeds from sales of FHLB stock                                                   --         9,000
 Cash and cash equivalents received in business combination
   transaction                                                                       --        52,119
                                                                             -----------  ------------

   Net cash used by investing activities                                        (89,741)      (43,189)
                                                                             -----------  ------------

                                                                                           (continued)

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                              1998             1997
                                                                       ------------------  ------------
                                                                                    (Unaudited)

Cash flows from financing activities:
 Net decrease in savings deposits                                      $         (16,198)  $      (700)
 Advances from the FHLB                                                        1,948,839     2,087,700
 Principal payments on advances from the FHLB                                 (1,864,476)   (2,099,484)
 Securities sold under agreements to repurchase                                3,602,376     5,192,412
 Purchases of securities sold under agreements to repurchase                  (3,616,424)   (5,161,000)
 Exercise of stock options for purchase of common stock, net                         471            63
 Net increase in advances from borrowers for taxes and insurance                   5,463         5,806
 Dividends paid                                                                   (2,503)       (2,387)
                                                                       ------------------  ------------
   Net cash provided by financing activities                                      57,548        22,410
                                                                       ------------------  ------------

   Net increase (decrease) in cash and cash equivalents                          (11,272)           72
 Cash and cash equivalents at beginning of period                                 37,096        27,735
                                                                       ------------------  ------------
 Cash and cash equivalents at end of period                            $          25,824   $    27,807
                                                                       ==================  ============

 Supplemental schedule of cash flows-interest paid                     $          70,583   $    69,390
                                                                       ==================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $           2,020   $     3,065
                                                                       ==================  ============


In connection with the purchase of a branch office in 1997, Coastal recorded the following assets and liabilities:
 Savings deposits acquired                                             $              --   $    54,563
 Goodwill                                                                             --         1,935
 Accrued interest payable and other liabilities acquired                              --           184
 Property and equipment acquired                                                      --           693
                                                                       ==================  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements
                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     On April 23, 1998, the Board of Directors declared a 3:2 stock split on the common stock of Coastal Bancorp, Inc. payable on June 15, 1998 to the stockholders of record at the close of business on May 15, 1998. Accordingly, all common stock share data have been adjusted to include the effect of the stock split for all periods presented.

(2)  PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. and its wholly-owned subsidiaries, Coastal Banc ssb and subsidiaries and Coastal Banc Capital Corp. (collectively, "Coastal"). Coastal Banc ssb's subsidiaries include CoastalBanc Financial Corp., CBS Mortgage Corp., and CBS Asset Corp. (collectively with Coastal Banc ssb, the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 1998 (unaudited) were as follows (dollars in thousands):


                                            Gross       Gross
                              Amortized  Unrealized   Unrealized       Market
                                Cost        Gains       Losses         Value
                              ---------   -----------  ----------    ---------
Held-to-Maturity:
 REMICS - Agency            $   919,630    $ 6,373    $ (13,098)    $   912,905
   REMICS - Non-agency          262,086        672       (5,090)        257,668
 FNMA certificates               63,444        132         (848)         62,728
 GNMA certificates               25,039      1,141           --          26,180
 Non-agency securities           13,311        200          (68)         13,443
 Interest-only securities            11         --           --              11
                            $ 1,283,521    $ 8,518    $ (19,104)    $ 1,272,935
                            ===========    =======    ==========    ===========

Available-for-sale:
 REMICS - Agency            $   160,190    $   186    $  (2,600)    $   157,776
 REMICS - Non-agency              1,912         --          (11)          1,901
                            -----------    -------    ----------    -----------
                            $   162,102    $   186    $  (2,611)    $   159,677
                            ===========    =======    ==========    ===========




     Mortgage-backed securities at December 31, 1997 were as follows (dollars in thousands):


                                            Gross       Gross
                              Amortized  Unrealized   Unrealized       Market
                                Cost        Gains       Losses         Value
                              ---------   -----------  ----------    ---------
Held-to-maturity:
 REMICS - Agency            $   950,689    $ 5,022     $ (20,478)    $   935,233
   REMICS - Non-agency          279,131        701        (5,610)        274,222
 FNMA certificates               71,887        144          (683)         71,348
 GNMA certificates               28,808        566            --          29,374
 Non-agency securities           14,555        239           (23)         14,771
 Interest-only securities            20         --            --              20
                            $ 1,345,090   $  6,672     $ (26,794)    $ 1,324,968
                            ===========   ========     ==========    ===========

Available-for-sale:
 REMICS - Agency            $   171,167   $    579     $  (4,044)    $   167,702
 REMICS - Non-agency              2,328         --           (33)          2,295
                            $   173,495   $    579     $  (4,077)    $   169,997
                            ===========   ========     ==========    ===========

(4)  LOANS  RECEIVABLE

     Loans receivable at June 30, 1998 and December 31, 1997 were as follows (dollars in thousands):


                                                       June 30, 1998   December 31, 1997
                                                      ---------------  -----------------
                                                       (Unaudited)
Real estate mortgage loans:
 First-lien mortgage, primarily residential            $  790,371       $  689,767
 Commercial                                               187,245          181,315
 Multifamily                                              121,384          131,454
 Residential construction                                  83,778           83,359
 Acquisition and development                               39,111           31,619
 Commercial construction                                   14,013           14,506
Commercial loans, secured by residential mortgage
 loans held for sale                                      141,285           98,679
Commercial loans, secured by mortgage servicing            19,420           32,685
 rights
Commercial, financial and industrial                       33,938           30,877
Loans secured by savings deposits                           8,039            8,695
Consumer and other loans                                   35,861           15,030
                                                   ---------------      -----------
                                                        1,474,445        1,317,986
Loans in process                                          (52,767)         (47,893)
Allowance for loan losses                                  (8,850)          (7,412)
Unearned interest and  loan fees                           (2,758)          (2,926)
Premium to record purchased loans, net                      3,258            1,680
                                                   ---------------      -----------

                                                   $    1,413,328       $1,261,435
                                                   ===============      ===========

Weighted average yield                                       8.37%            8.30%
                                                   ===============      ===========



     At June 30, 1998, Coastal had outstanding commitments to originate or purchase $70.3 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $120.4 million. In addition, at June 30, 1998, Coastal had $2.4 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At June 30, 1998 and December 31, 1997, the carrying value of loans that were considered to be impaired totaled approximately $1.7 million and $2.0 million, respectively (all of which were on nonaccrual), and the related allowance for loan losses on those impaired loans totaled $1.2 million and $1.1 million at June 30, 1998 and December 31, 1997, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was $1.7 million and $735,000, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 1998 and 1997 is as follows (in thousands):


                                                          Six months ended June 30,
                                                         --------------------------
                                                               1998       1997
                                                           ------------  -------
                                                                  (Unaudited)
Balance, beginning of period                               $     7,412   $6,880
Provision for loan losses                                        1,900      900
Charge-offs, net of recoveries                                    (462)    (918)
                                                           ------------  -------

Balance, end of period                                     $     8,850   $6,862
                                                           ============  =======



     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $595.8 million and $675.7 million at June 30, 1998 and December 31, 1997, respectively.

(5)  SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at June 30, 1998 and December 31, 1997 are summarized as follows (dollars in thousands):



                                      Stated Rate      June 30, 1998    December 31, 1997
                                     --------------   --------------   -------------------
                                                        (Unaudited)
Noninterest-bearing checking                  0.00%    $   38,488         $  101,782
Interest-bearing checking            1.49  -  2.00          5,093             69,972
Savings accounts                     2.18  -  2.75         25,806             25,555
Money market demand accounts         0.00  -  4.60        296,674            165,986
                                                       ----------         -----------

                                                          366,061            363,295
                                                        ---------         -----------

Certificate accounts                 2.00  -  2.99          6,934              5,142
                                     3.00  -  3.99          3,732              2,763
                                     4.00  -  4.99         67,130             64,478
                                     5.00  -  5.99        823,932            834,727
                                     6.00  -  6.99         84,488             94,405
                                     7.00  -  7.99          4,883              7,624
                                     8.00  -  8.99          1,472              1,854
                                     9.00  -  9.99            305                847
                                                          992,876          1,011,840
                                                        ---------         -----------
Discount to record savings deposits
at fair value, net                                           (38)                (75)
                                                        ---------         -----------

                                                      $ 1,358,899      $  $1,375,060
                                                      ===========      ==============

Weighted average rate                                       4.58%               4.67%
                                                      ===========      ==============



     Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts are reclassified to money market demand accounts under Federal Reserve Regulation D.

     The scheduled maturities of certificate accounts outstanding at June 30, 1998 were as follows (dollars in thousands):


                      June 30, 1998
                     ---------------
                       (Unaudited)
 0 to 12 months.  $       829,997
 12 to 24 months          129,368
 24 to 36 months           19,197
 36 to 48 months            6,281
 48 to 60 months            7,927
 Over 60 months.              106
                  ---------------
                  $       992,876
                  ===============


(6)   SECURITIES  SOLD  UNDER  AGREEMENTS TO REPURCHASE AND FHLB ADVANCES

     (a) The weighted average interest rates on securities sold under agreements to repurchase at June 30, 1998 and December 31, 1997 were 5.52% and 6.00%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 4.93% to 5.69% at June 30, 1998.

     (b) The weighted average interest rates on advances from the FHLB at June 30, 1998 and December 31, 1997 were 5.57% and 5.95%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at June 30, 1998 are summarized as follows (dollars in thousands) (unaudited):


Due during the year ended December 31,      Weighted Average
                                             Interest Rate           Amount
--------------------------------------       -----------------      ---------
1998                                                5.56%          $360,261
1999                                                5.73            115,038
2000                                                5.93              6,831
2001                                                6.22              8,552
2002                                                5.59             69,610
2004                                                6.52              2,672
2006                                                6.91              3,088
2007                                                6.79              1,041
2008                                                4.70             51,189
2009                                                8.25              4,356
2011                                                6.78              1,253
2013                                                6.05                399
2018                                                6.00                548
                                                                   --------
                                                                   $624,838
                                                                   ========



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

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At June 30, 1998, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $45.8 million and $173.3 million, respectively.

     The terms of the interest rate swap agreements outstanding at June 30, 1998 (unaudited) and December 31, 1997 are summarized as follows (dollars in thousands):


                                                           Floating Rate     Fair Value at
                       Notional       LIBOR        Fixed         at         End of Period
Maturity                Amount        Index        Rate    End of Period      gain (loss)
---------------------  ---------    -----------    ------  -------------- --------------
At June 30, 1998:
1998                   $   4,400    Three-month    6.709%     5.699%  $        (14)
1999                      14,600    Three-month    6.926      5.699           (205)
2000                       4,800    Three-month    6.170      5.688           (116)
                           2,450    Three-month    6.000      5.688             (9)
2005                      19,527    Three-month    6.500      5.688           (382)
                       ---------
                       $  45,777                                      $       (726)
                       =========                                        ===========

At December 31, 1997:
1998                   $   4,400    Three-month  6.709%     5.875%    $        (28)
1999                      14,600    Three-month  6.926      5.875             (239)
2000                       4,800    Three-month  6.170      5.906              (99)
                           2,520    Three-month  6.000      5.906               --
2005                      19,527    Three-month  6.500      5.879             (230)
                       ---------                                      -------------
                       $  45,847                                      $       (596)
                       =========                                      =============


     The interest rate swap agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 5.79% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.60% for the six months ended June 30, 1998. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $185,000 for the six months ended June 30, 1998 and approximately $246,000 for the six months ended June 30, 1997. Coastal had pledged approximately $548,000 of mortgage-backed securities to secure interest rate swap agreements at June 30, 1998.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 5.0% to 12.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $113,000 and $286,000 at June 30, 1998 and December 31, 1997, respectively, with the estimated fair value of the agreements being $124,000 and $300,000 at June 30, 1998 and December 31, 1997, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $30,000 and $201,000 for the six months ended June 30, 1998 and 1997, respectively.

     Interest rate cap agreements outstanding at June 30, 1998 (unaudited) expire as follows (dollars in thousands):



Year of       Strike rate    Notional
expiration       range        amount
----------  ---------------  ---------
1998        5.00  -  12.50%  $  73,200
1999        7.25  -  11.00      63,564
2000         8.50  -  9.50      11,620
2001         7.00  -  9.00      24,915
                             ---------
                             $ 173,299
                             =========



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

(9)  EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the six- and three- month periods ended June 30, 1998 and 1997 (dollars in thousands, except per share data):



                                                                   Six Months Ended
                                                                        June 30,
                                                                   ----------------
                                                                      1998        1997
                                                                ----------  ----------

Net income available to common stockholders                     $    9,920  $    6,057
                                                                ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                       7,550,276   7,454,151
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                       265,364     221,312
                                                                ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                     7,815,640   7,675,463
                                                                ==========  ==========
Basic EPS                                                       $     1.31  $     0.81
                                                                ==========  ==========
Diluted EPS                                                     $     1.27  $     0.79
                                                                ==========  ==========



                                                                    Three Months Ended
                                                                         June 30,
                                                                        1998        1997
                                                                  ----------  ----------

Net income available to common stockholders                       $    3,979  $    2,819
                                                                  ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         7,559,922   7,456,092
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         277,562     232,749
                                                                  ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       7,837,484   7,688,841
                                                                  ==========  ==========
Basic EPS                                                         $     0.53  $     0.38
                                                                  ==========  ==========
Diluted EPS                                                       $     0.51  $     0.37
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

     At June 30, 1998, the Bank's regulatory capital (unaudited) in relation to its existing regulatory capital requirements for capital adequacy purposes were as follows (dollars in thousands):


                                               Minimum For Capital    Well-Capitalized
                              Actual            Adequacy Purposes       Requirements
                        ------------------     -----------------     ------------------
Capital Requirement       Amount    Ratio       Amount    Ratio       Amount    Ratio
--------------------    ---------  -------     --------  ------      --------  ------

 Tier 1 (core)         $  169,875    5.78%     $117,636   4.00%      $147,016   5.00%
 Tier 1 risk-based        169,875   11.30        60,127   4.00         90,191   6.00
 Total risk-based         178,725   11.89       120,255   8.00        150,319  10.00




     As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

(11) FEDERAL  INCOME  TAXES

     In March 1998, Coastal announced that it had successfully resolved an outstanding tax benefit issue with the FDIC as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes during the six months ended June 30, 1998; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue also contributes an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share, as of June 30, 1998. This tax benefit is expected to continue for approximately 3 to 4 years.

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

(13) PENDING  BRANCH  PURCHASE

     On May 4, 1998, Coastal announced the execution of a definitive agreement to purchase the Valley Branches of Pacific Southwest Bank, also known as San
Benito Bank and Trust Company, a unit of Pacific Southwest Bank. Twelve branches located in Harlingen, San Benito, Mission, Pharr, Edinburg, Brownsville, McAllen and South Padre with deposits of approximately $357 million and loans of approximately $175 million, will be acquired in this transaction. The acquisition is expected to close in the third quarter of 1998.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

Financial  Condition
--------------------

     Total assets increased 2.4% or $69.1 million from December 31, 1997 to June 30, 1998. The net increase resulted primarily from an increase in loans receivable of $151.9 million and a $3.9 million increase in Stock in the Federal Home Loan Bank of Dallas, offset by decreases of $61.6 million, $11.3 million and $10.3 million in mortgage-backed securities held-to-maturity, cash and amounts due from depository institutions and mortgage-backed securities
available-for-sale,  respectively.    The  increase  in  loans  receivable  was
primarily due to bulk residential mortgage loan purchases of $258.0 million and $15.5 million of consumer loan purchases from correspondent lenders, in addition to an increase of $42.6 million in commercial loans, secured by residential mortgage loans held for sale, during the six months ended June 30, 1998. These increases were somewhat offset by principal payments received. The decrease in mortgage-backed securities was due to principal payments received.

     Savings deposits decreased slightly by 1.2% or $16.2 million from December 31, 1997 to June 30, 1998. Securities sold under agreements to repurchase also decreased 1.8% or $14.0 million and advances from the FHLB increased 15.6% or $84.4 million from December 31, 1997 to June 30, 1998. Stockholders' equity increased 9.4% or $9.9 million from December 31, 1997 to June 30, 1998 as a result primarily of net income and a $698,000 decrease in accumulated other comprehensive income (loss) offset by dividends declared.

Results  of  Operations  for  the  Six  Months  Ended  June  30,  1998  and 1997
--------------------------------------------------------------------------------

General
-------

     For the six months ended June 30, 1998, net income before preferred stock dividends was $11.2 million compared to $7.4 million for the six months ended June 30, 1997. The increase in net income in the first six months of 1998 was primarily due to the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue will also contribute an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share (as of June 30, 1998). This tax benefit is expected to continue for approximately 3 to 4 years.

     The positive effect of the tax benefit issue resolution was somewhat offset by the recording in the first six months of 1998 of an additional provision for loan losses of $1.0 million and a writedown of purchased mortgage loan premium of $709,000. The additional provision for loan losses of $1.0 million, or 8 cents per diluted share after tax, was recorded to increase the allowance for loan losses due to the continuing change in the composition of the loans receivable portfolio. This change is occurring as a result of management's emphasis on business lending. The writedown of the purchased mortgage loan premium of $709,000, or 6 cents per diluted share after tax, was related to an adjustable rate whole loan package purchased in the second quarter of 1997, on which Coastal experienced high prepayments during 1997 and continuing into 1998, resulting from a comparatively lower current interest rate environment.

     The net benefit of recording the resolution of the tax issue after these adjustments (net of their applicable income tax effects) amounted to $2.6 million or approximately 33 cents per diluted share. Excluding the net benefit from these nonrecurring items recorded during the six months ended June 30, 1998, net income available to common stockholders from ongoing core operations was $7.4 million or 94 cents per diluted share (as of June 30, 1998).

     Net interest income increased $2.4 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Noninterest income (excluding the writedown of purchased mortgage loan premium) increased during such period by $390,000. Noninterest expense increased by $1.5 million and the provision (benefit) for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) decreased by $600,000 from the 1997 to the 1998 six month period due to the ongoing quarterly benefit attributable to the tax benefit issue and the tax effect of the recording of the additional provision for loan losses and the writedown of the purchased mortgage loan premium during the first six months of 1998.

Interest  Income
----------------

     Interest income for the six months ended June 30, 1998 increased $3.8 million or 3.8% from the six months ended June 30, 1997. The increase was primarily due to an increase of $3.6 million in interest earned on loans receivable over the prior comparable period. The increase in interest income on loans receivable was due to a $98.1 million increase in the average balance of loans receivable offset by a decrease in the average yield from 8.44% for the six months ended June 30, 1997 to 8.35% for the six months ended June 30, 1998. The decrease in the average yield on loans receivable was primarily due to $749,000 (or 6 cents per diluted share after tax) of additional amortization of purchased mortgage loan premium during the six months ended June 30, 1998. This amortization was attributable to an adjustable rate whole loan package purchased in the second quarter of 1997, on which Coastal experienced high prepayments during 1997 and through the first quarter of 1998. As discussed previously, Coastal recorded a $709,000 writedown of the purchased mortgage loan premium on this package in March 1998, which has positively impacted the average yield since March 31, 1998.

     Interest income on federal funds sold, certificates of deposit and other investments increased $365,000 which was somewhat offset by a $203,000 decrease in interest income on mortgage-backed securities. Total interest-earning assets for the six months ended June 30, 1998 averaged $2.9 billion as compared to $2.8 billion for the six months ended June 30, 1997.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $72.0 million for the six months ended June 30, 1998, as compared to $70.6 million for the same period in 1997. The increase in interest expense was due to a $54.9 million increase in the average balance of interest-bearing liabilities during such period offset by a slight decrease in the average rate paid on interest-bearing liabilities from 5.38% for the six months ended June 30, 1997 to 5.37% for the six months ended June 30, 1998. The increase in average interest-bearing liabilities consisted of a $204.7 million increase in FHLB advances, a $32.3 million increase in interest-bearing savings deposits, offset by a $182.0 million decrease in securities sold under agreements to repurchase.

Net  Interest  Income
---------------------

     Net interest income was $31.3 million for the six months ended June 30, 1998 and $28.9 million for the same period in 1997. Net interest margin ("Margin") was 2.18% for the six months ended June 30, 1998 compared to 2.07% for the same period in 1997. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.75% for the six months ended June 30, 1997 to 1.82% for the six months ended June 30, 1998. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the six months ended June 30, 1998 and 1997 were 2.00% and 1.91%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in net interest spread was primarily due to an increase in the average yield on interest-earning assets of 6 basis points and a decrease in the average rate paid on interest-bearing liabilities of 1 basis point. The average balance of loans receivable increased $98.1 million from the six months ended June 30, 1997 to the six months ended June 30, 1998, while the average yield decreased from 8.44% to 8.35%. The average balance of mortgage-backed securities decreased $29.0 million from the six months ended June 30, 1997 to the six months ended June 30, 1998, while the average yield increased from 6.09% to 6.19%. The decrease in the average rate paid on interest-bearing liabilities was due primarily to the overall decrease in wholesale funding costs. In addition, average net interest-earning assets increased $26.4 million from the six months ended June 30, 1997 to the six months ended June 30, 1998.

     Spread for the six months ended June 30, 1998 was negatively affected by the additional amortization of purchased mortgage loan premium as discussed previously. The writedown of the purchased mortgage loan premium recorded in March 1998 has decreased the ongoing amortization effect of prepayments related to the adjustable rate whole loan package.

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

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $1.9 million for the six months ended June 30, 1998 and $900,000 for the six months ended June 30, 1997. During the six months ended June 30, 1998, Coastal recorded an additional provision for loan losses of $1.0 million to increase the allowance for loan losses due to the continuing change in the composition of the loans receivable portfolio. This change is occurring as a result of management's emphasis on business lending. The allowance for loan losses as a percentage of total loans was 0.63% at June
30, 1998 and 0.51% at June 30, 1997. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     For the six months ended June 30, 1998, noninterest income (excluding the writedown of purchased mortgage loan premium) increased $390,000 or 12.9% to $3.4 million, compared to $3.0 million for the six months ended June 30, 1997. The increase in noninterest income was primarily due to an increase of $591,000 in loan fees and service charges on deposit accounts and a $163,000 increase in other noninterest income. The increase in loan fees and service charges on deposit accounts consisted of a $189,000 increase in loan fees and a $402,000 increase in service charges on deposit accounts due to the increase in transaction type deposit accounts. These increases were somewhat offset by a $364,000 decrease in loan servicing income due to the reducing servicing portfolio. In addition, as discussed previously, during the six months ended June 30, 1998, Coastal recorded a writedown of purchased mortgage loan premium of $709,000.

Noninterest  Expense
--------------------

     For the six months ended June 30, 1998, noninterest expense increased $1.5 million from the six months ended June 30, 1997. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $779,000 and $767,000, respectively, from the six months ended June 30, 1997 to the six months ended June 30, 1998, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997. In addition, data processing expenses and the amortization of goodwill increased $71,000 and $61,000, respectively. Other changes included a $59,000 decrease in real estate owned expenses, a $20,000 decrease in insurance premiums (which includes deposit insurance premiums) and a $132,000 decrease in other operating expenses.

Provision  (Benefit)  for  Federal  Income  Taxes
-------------------------------------------------

     For the six months ended June 30, 1998, the provision (benefit) for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) was $3.6 million compared to $4.2 million for the six months ended June 30, 1997. The decrease from 1997 to 1998 was due primarily to the ongoing quarterly benefit attributable to the tax benefit issue and the tax benefit effect of the recording of the additional provision for loan losses and the writedown of the purchased mortgage loan premium during the first six months of 1998.

Results  of  Operations  for  the  Three  Months  Ended  June  30, 1998 and 1997
--------------------------------------------------------------------------------

General
-------

     For the three months ended June 30, 1998, net income before preferred stock dividends was $4.6 million compared to $3.5 million for the three months ended June 30, 1997. The increase was primarily due to a $2.0 million increase in net interest income for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Noninterest income increased during such period by $103,000. Noninterest expense increased by $689,000 and the provision for federal income taxes increased by $272,000 from the 1997 to the 1998 three month period.

Interest  Income
----------------

     Interest income for the three months ended June 30, 1998 increased $2.5 million or 5.0% from the three months ended June 30, 1997. The increase was primarily due to an increase of $2.7 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $121.5 million increase in the average balance of loans receivable and an increase in the average yield from 8.47% for the three months ended June 30, 1997 to 8.50% for the three months ended June 30, 1998.

     In addition, interest income on federal funds sold, certificates of deposit and other investments increased $260,000 while interest income on mortgage-backed securities decreased $457,000 due to a lower average balance. Total interest-earning assets for the three months ended June 30, 1998 averaged $2.9 billion as compared to $2.8 billion for the three months ended June 30, 1997.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $36.1 million for the three months ended June 30, 1998, as compared to $35.6 million for the same period in 1997. The increase in interest expense was due to a $70.3 million increase in the average balance of interest-bearing liabilities during such period offset somewhat by a decrease in the average rate paid on interest-bearing liabilities from 5.45% for the three months ended June 30, 1997 to 5.35% for the three months ended June 30, 1998. The increase in average interest-bearing liabilities consisted of a $189.0 million increase in FHLB advances, a $30.5 million increase in interest-bearing savings deposits, offset by a $148.8 million decrease in securities sold under agreements to repurchase.

Net  Interest  Income
---------------------

     Net interest income was $16.3 million for the three months ended June 30, 1998 and $14.3 million for the same period in 1997. Net interest margin ("Margin") was 2.26% for the three months ended June 30, 1998 compared to 2.05% for the three months ended June 30, 1997. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.71% for the three months ended June 30, 1997 to 1.92% for the three months ended June 30, 1998. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended June 30, 1998 and 1997 were 2.08% and 1.88%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in net interest spread was primarily due to an increase in the average yield on interest-earning assets of 11 basis points and a decrease in the average rate paid on interest-bearing liabilities of 10 basis points. The average balance of loans receivable increased $121.5 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, while the
average  yield  increased  from  8.47%  to  8.50%.    The  average  balance  of
mortgage-backed securities decreased $42.0 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, while the average yield increased from 6.11% to 6.16%. The decrease in the average rate paid on interest-bearing liabilities was due primarily to the overall decrease in wholesale funding costs. In addition, average net interest-earning assets increased $25.1 million from the three months ended June 30, 1997 to the three months ended June 30, 1998.

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

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $450,000 for the three months ended June 30, 1998 and for the three months ended June 30, 1997. The allowance for loan losses as a percentage of total loans was 0.63% at June 30, 1998 and 0.51% at June 30, 1997. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     For the three months ended June 30, 1998, noninterest income increased $103,000 or 6.7% to $1.7 million, compared to $1.6 million for the three months ended June 30, 1997. The increase in noninterest income was primarily due to an increase of $161,000 in loan fees and service charges on deposit accounts and a $139,000 increase in other noninterest income. These increases were somewhat offset by a $197,000 decrease in loan servicing income.

Noninterest  Expense
--------------------

     For the three months ended June 30, 1998, noninterest expense increased $689,000 from the three months ended June 30, 1997. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $464,000 and $389,000, respectively, from the three months ended June 30, 1997 to the three months ended June 30, 1998, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs. In addition, occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997. In addition, the amortization of goodwill increased $29,000. Other changes included a $72,000 decrease in real estate owned expenses, a $24,000 decrease in data processing expense, a $14,000 decrease in insurance premiums and a $83,000 decrease in other operating expenses.

Provision  for  Federal  Income  Taxes
--------------------------------------

     For the three months ended June 30, 1998, the provision for federal income taxes was $2.3 million compared to $2.0 million for the three months ended June 30, 1997.

Liquidity  and  Capital  Resources
----------------------------------

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At June 30, 1998, Coastal had binding commitments to originate or purchase loans totaling approximately $70.3 million and had $52.8 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 1998 totaled $830.0 million at June 30, 1998. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

     As of June 30, 1998, Coastal operated 37 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

The  Year  2000
---------------

     Many existing computer programs, such as many utilized by Coastal, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Because of the year 2000 implications, Coastal is identifying its computer applications which could fail or create erroneous results because of the year 2000, and is developing alternate ("contingent") operating systems for these applications.

     An inventory of all core systems and products that could be affected by the year 2000 date change has been developed. The software for Coastal's systems is primarily provided through third party service bureaus and software vendors. Coastal is requiring its software providers and vendors to demonstrate and represent that the products provided are or will be year 2000 compliant. Coastal has an internal testing program in place for testing for compliance.

     The costs associated with the year 2000 issues are estimated to approximate
$75,000  to  $100,000.    Such  costs  will be capitalized and amortized over an
estimated  three  to  five  year  period.

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and are subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (SEC) on March 24, 1998.

ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
            --------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 1997. Coastal's principal market risk exposure is to interest rates. See note 8 of the Notes to Consolidated Financial Statements.

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

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
                  -----------------------------------------------------------

     On April 23, 1998, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the Company), the stockholders voted upon and approved the election of three directors and the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. With respect to such matters, the results of the votes were as follows (retroactively adjusted for the effect of the stock split):

     1)          Election  of  directors:


                             Number of Votes
                             ---------------
                            In favor      Withheld
                            ---------     --------
R. Edwin Allday. . .        5,648,337      131,172
D. Fort Flowers, Jr.        5,649,237      130,272
Dennis S. Frank. . .        5,649,087      130,422



     2) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 1998:




Number of votes in favor     5,753,532
Number of votes against         24,740
Number of votes abstaining       1,237

Item  5.          Other  Information
                  ------------------

     Important Dates Relating to Stockholder Proposals for the 1999 Annual Meeting of Shareholders.
     ---------------------------------------------------------------------------

     As noted in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1998 under the caption "Stockholder Proposals," any proposal which a stockholder of the Company wishes to have included in the Company's proxy solicitation materials to be used in connection with the Company's 1999 Annual Meeting of Shareholders, must be received at the principal executive offices of the Company, Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057, Attention: Secretary, no later than November 24, 1998.

     If the notice of such proposal is received after November 24, 1998, it will not be considered timely pursuant to Proxy Rule 14a-8 and such proposal will not be included in the Company's proxy soliciting materials.

     Stockholder proposals which are not submitted for inclusion in the Company's proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 may be brought before an annual meeting pursuant to the Company's Articles of Incorporation, which provide that business must be properly brought before the meeting by or at the direction of the Board of Directors, or otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Company on or before January 23, 1999.* A stockholder's notice shall set forth as to each matter the stockholder proposes to bring before an annual meeting for such information required by the Company's Articles of Incorporation. If the proposal is not made in accordance with the terms of the Articles of Incorporation, such proposal will not be acted upon at the 1999 Annual Meeting.


______________
*[Which is the date which is not less than 60 days prior to the anniversary date of the mailing of proxy materials by the Company in connection with the immediate preceding annual meeting of stockholders.]


Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

(a)       The  following  exhibits  are  filed  as  part of this report:
          Exhibit  27  -  Financial  Data  Schedule
          Exhibit  99  -  Forward-Looking  Information
(b) Form 8-K filed on April 28, 1998 concerning the declaration of a 3:2 stock split to be paid on June 15, 1998 to stockholders of record on May 15, 1998.
(c) Form 8-K filed on May 6, 1998 concerning the announcement that Coastal had executed a definitive agreement to purchase the Valley Branches of Pacific Southwest Bank also known as San Benito Bank and Trust, a Unit of Pacific Southwest Bank.




                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:       8/14/98                         By/s/     Manuel J. Mehos
             -------                              ----------------------------
                                             Manuel  J.  Mehos
                                             Chairman  of  the  Board
                                             Chief  Executive  Officer









Dated:          8/14/98                       By/s/     Catherine N. Wylie
                -------                            --------------------------
                                             Catherine  N.  Wylie
                                             Chief  Financial  Officer



                                   Exhibit 27


                             Financial Data Schedule





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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and are subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (SEC) on March 24, 1998.