Form 10-Q
period 1998-09-30
COASTAL BANCORP INC
filed 1998-11-16
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]          Quarterly  Report  Under  Section  13  or  15  (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  September  30,  1998

          [     ]          Transition Report Pursuant to Section 13 or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Transition  Period  from  _________  to  _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


                Texas                  76-0428727
                -----                  ----------
(State  or  other  jurisdiction  of          (I.R.S.  Employer
incorporation  or  organization)          Identification  No.)

                           5718 Westheimer, Suite 600
                             Houston, Texas 77057
                           ---------------------------
                     (Address of principal executive office)

                                   (713) 435-5000
                                   ---------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES     X   NO
                              ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           COMMON STOCK OUTSTANDING: 7,107,319 AS OF OCTOBER 31, 1998

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.          FINANCIAL  INFORMATION
--------          ----------------------

Item 1  Financial Statements
        Consolidated Statements of Financial Condition at September 30, 1998
        (unaudited) and December 31, 1997                                             1

        Consolidated Statements of Income for the Nine-Month Periods Ended
        September 30, 1998 and 1997 (unaudited)                                       2

        Consolidated Statements of Income for the Three-Month Periods Ended
        September 30, 1998 and 1997 (unaudited)                                       3

        Consolidated Statements of Comprehensive Income (Loss)  for the Nine-Month
        Periods Ended September 30, 1998 and 1997 (unaudited)                         4

        Consolidated Statements of Cash Flows for the Nine-Month Periods
        Ended September 30, 1998 and 1997 (unaudited)                                 5

        Notes to Consolidated Financial Statements                                    7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                18

Item 3  Quantitative and Qualitative Disclosures About Market Risk                   25






PART  II.          OTHER  INFORMATION
---------          ------------------

Item 1  Legal Proceedings                                    26
Item 2  Changes in Securities                                26
Item 3  Default upon Senior Securities                       26
Item 4  Submission of Matters to a Vote of Security Holders  26
Item 5  Other Information                                    26
Item 6  Exhibits and Reports on Form 8-K                     27




SIGNATURES



ITEM  1.          FINANCIAL  STATEMENTS
--------          ---------------------


                                COASTAL BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              September 30,   December 31,
                                                                  1998            1997
                                                             ---------------  ------------
ASSETS                                                         (Unaudited)
-----------------------------------------------------------
Cash and cash equivalents                                    $      56,200    $   37,096
Federal funds sold                                                   4,300            --
Loans receivable (note 4)                                        1,545,507     1,261,435
Mortgage-backed securities held-to-maturity (note 3)             1,234,840     1,345,090
Mortgage-backed securities available-for-sale, at market
 value (note 3)                                                    125,787       169,997
U.S. Treasury security available-for-sale, at market value           2,008            --
Accrued interest receivable                                         17,075        14,813
Property and equipment                                              33,452        22,250
Stock in the Federal Home Loan Bank of Dallas (FHLB)                49,107        27,801
Goodwill                                                            31,455        15,717
Mortgage servicing rights                                            4,490         5,653
Prepaid expenses and other assets                                   22,065        11,558
                                                             -------------    ----------
                                                             $   3,126,286    $2,911,410
                                                             =============    ==========



     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------
Liabilities:
 Savings deposits (note 5)                                      $1,704,571   $1,375,060
 Advances from the FHLB (note 6)                                   952,247      540,475
 Securities sold under agreements to repurchase (note 6)           244,712      791,760
 Senior notes payable (note 7)                                      50,000       50,000
 Advances from borrowers for taxes and insurance                    11,192        3,975
 Other liabilities and accrued expenses                             19,401       16,560
     Total liabilities                                           2,982,123    2,777,830
                                                                -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb (note 10)    28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9 and 11):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                     --           --
 Common stock, $.00667 par value; authorized shares
   45,000,000; 7,566,757 and 7,513,389 shares issued
   in 1998 and 1997, respectively                                       50           50
 Additional paid-in capital                                         33,703       33,186
 Retained earnings                                                  85,714       73,868
 Accumulated other comprehensive income (loss) -
   unrealized loss on securities available-for-sale                   (783)      (2,274)
 Treasury stock at cost (205,000 shares in 1998)                    (3,271)          --
                                                                  ---------  -----------
     Total stockholders' equity                                    115,413      104,830
                                                                  ---------  -----------
                                                                $3,126,286   $2,911,410
                                                                ===========  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         -------------------
                                                                           1998            1997
                                                                        ----------       --------
                                                                       (Unaudited)
Interest income:
 Loans receivable                                                    $     87,495   $ 80,249
 Mortgage-backed securities                                                67,938     69,395
 Federal funds sold, certificates of deposit and other investments          2,007      1,109
                                                                          157,440    150,753
                                                                     ------------   --------

Interest expense:
 Savings deposits                                                          48,166     46,659
 Other borrowed money                                                      29,807     41,985
 Senior notes payable                                                       3,750      3,750
 Advances from the FHLB:
   Short-term                                                              11,567      5,798
   Long-term                                                               15,613      9,450
                                                                     -------------  --------
                                                                          108,903    107,642
                                                                     -------------  --------

   Net interest income                                                     48,537     43,111
Provision for loan losses                                                   2,350      1,350
   Net interest income after provision for loan losses                     46,187     41,761
                                                                     -------------  --------

Noninterest income:
 Loan fees and service charges on deposit accounts                          3,894      2,913
 Loan servicing income, net                                                   571      1,097
 Gain on sale of mortgage-backed securities available-for-sale                 --        237
 Writedown of purchased mortgage loan premium                                (709)        --
 Other                                                                        996        515
                                                                            4,752      4,762
                                                                     -------------  --------

Noninterest expense:
 Compensation, payroll taxes and other benefits                            16,156     14,024
 Office occupancy                                                           6,437      5,288
 Data processing                                                            1,806      1,676
 Amortization of goodwill                                                   1,517      1,361
 Insurance premiums                                                           912        819
 Real estate owned                                                            693        628
 Other                                                                      5,872      5,830
                                                                           33,393     29,626
                                                                     -------------  --------

       Income before provision for Federal income taxes                    17,546     16,897

Provision for Federal income taxes (note 12)                                1,944      6,182
                                                                     -------------  --------
     Net income before preferred stock dividends                           15,602     10,715
Preferred stock dividends of Coastal Banc ssb (Series A) (note 10)          1,941      1,941
                                                                     -------------  --------
     Net income available to common stockholders                     $     13,661   $  8,774
                                                                     =============  ========

Basic earnings per share (note 9)                                    $       1.81   $   1.18
                                                                     =============  ========

Diluted earnings per share (note 9)                                  $       1.75   $   1.14
                                                                     =============  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended
                                                                           September 30,
                                                                        1998           1997
                                                                       ------       -------
                                                                     (Unaudited)
Interest income:
 Loans receivable                                                    $   31,468    $27,819
 Mortgage-backed securities                                              21,740     22,994
 Federal funds sold, certificates of deposit and other investments          971        438
                                                                         54,179     51,251
                                                                     ----------    -------

Interest expense:
 Savings deposits                                                        17,167     16,114
 Other borrowed money                                                     6,766     14,209
 Senior notes payable                                                     1,250      1,250
 Advances from the FHLB:
   Short-term                                                             3,988      2,086
   Long-term                                                              7,753      3,393
                                                                     ----------    -------
                                                                         36,924     37,052
                                                                     ----------    -------

   Net interest income                                                   17,255     14,199
Provision for loan losses                                                   450        450
   Net interest income after provision for loan losses                   16,805     13,749
                                                                     ----------    -------

Noninterest income:
 Loan fees and service charges on deposit accounts                        1,428      1,038
 Loan servicing income, net                                                 171        333
 Gain on sale of mortgage-backed securities available-for-sale               --        237
 Other                                                                      453        135
                                                                          2,052      1,743
                                                                     ----------    -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                           6,059      4,706
 Office occupancy                                                         2,406      2,024
 Data processing                                                            625        566
 Amortization of goodwill                                                   574        479
 Insurance premiums                                                         387        274
 Real estate owned                                                          270        146
 Other                                                                    2,154      1,980
                                                                         12,475     10,175
                                                                     ----------    -------

       Income before provision for Federal income taxes                   6,382      5,317

Provision for Federal income taxes (note 12)                              1,994      1,953
                                                                     ----------    -------
     Net income before preferred stock dividends                          4,388      3,364
Preferred stock dividends of Coastal Banc ssb (Series A) (note 10)          647        647
                                                                     ----------    -------
     Net income available to common stockholders                     $    3,741    $ 2,717
                                                                     ==========    =======

Basic earnings per share (note 9)                                    $     0.50    $  0.36
                                                                     ==========    =======

Diluted earnings per share (note 9)                                  $     0.48    $  0.35
                                                                     ==========    =======

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                          1998         1997
                                                                     -----------      ---------
                                                                         (Unaudited)


Net income available to common stockholders                          $    13,661       $8,774

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                     1,491           52
                                                                     -----------       ------

Total comprehensive income                                           $    15,152       $8,826
                                                                     ===========       ======

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                              1998         1997
                                                                        ------------   ----------
                                                                            (Unaudited)

Cash flows from operating activities:
 Net income before preferred stock dividends                            $   15,602   $  10,715
 Adjustments to reconcile net income before preferred stock dividends to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets           6,381       5,334
 Net premium amortization                                                    2,352       1,458
 Provision for loan losses                                                   2,350       1,350
 Amortization of goodwill                                                    1,517       1,361
 Originations and purchases of mortgage loans held for sale                (26,536)     (8,063)
 Sales of mortgage loans held for sale                                      26,287       8,361
 Gain on sales of mortgage-backed securities available-for-sale                 --        (237)
 Stock dividends from the FHLB                                              (1,536)       (951)
 Decrease (increase) in:
   Accrued interest receivable                                                 306        (698)
   Other, net                                                               (6,056)      7,133
                                                                         ----------  ----------

   Net cash provided by operating activities                                20,667      25,763
                                                                         ----------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                         (4,300)     (5,000)
 Purchase of mortgage-backed securities held-to-maturity                    (8,203)    (20,257)
 Principal repayments on mortgage-backed securities held-to-maturity       118,427      39,140
 Principal repayments on mortgage-backed securities
   available-for-sale                                                       20,249         452
 Proceeds from maturity of U.S. Treasury securities available-for-sale      25,000          11
 Proceeds from sales of mortgage-backed securities available-for-sale       26,250      11,545
 Purchases of loans receivable                                            (319,630)   (120,024)
 Net decrease in loans receivable                                          204,384      44,400
 Net purchases of property and equipment                                    (3,477)     (9,224)
 Purchase of FHLB stock                                                    (19,770)     (2,556)
 Proceeds from sales of FHLB stock                                              --       9,000
 Cash and cash equivalents received in business combination
   transaction                                                             120,085      52,098
                                                                        -----------  ----------

   Net cash provided (used) by investing activities                        159,015        (415)
                                                                        -----------  ----------

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                            1998           1997
                                                                       -----------    -----------
                                                                           (Unaudited)

Cash flows from financing activities:
 Net increase (decrease) in savings deposits                           $   (26,009)  $    26,744
 Advances from the FHLB                                                  3,435,277     2,539,800
 Principal payments on advances from the FHLB                           (3,023,505)   (2,566,518)
 Securities sold under agreements to repurchase                          3,948,611     7,722,507
 Purchases of securities sold under agreements to repurchase            (4,495,659)   (7,741,112)
 Net increase in advances from borrowers for taxes and insurance             7,217         7,641
 Exercise of stock options for purchase of common stock, net                   517           373
 Purchase of Treasury Stock                                                 (3,271)           --
 Dividends paid                                                             (3,756)       (3,632)
                                                                       ------------  ------------
   Net cash used by financing activities                                  (160,578)      (14,197)
                                                                       ------------  ------------

   Net increase in cash and cash equivalents                                19,104        11,151
 Cash and cash equivalents at beginning of period                           37,096        27,735
                                                                       ------------  ------------
 Cash and cash equivalents at end of period                            $    56,200   $    38,886
                                                                       ============  ============

 Supplemental schedule of cash flows-interest paid                     $   105,971   $   105,216
                                                                       ============  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $     2,937   $     3,883
                                                                       ============  ============


In connection with the branch office purchases in 1998 and 1997,
Coastal recorded the following assets and liabilities:
 Loans receivable                                                      $   176,157   $        --
 U.S. Treasury securities                                                   26,942            --
 Goodwill                                                                   17,255         1,956
 Property and equipment                                                     10,743           693
 Accrued interest receivable and other assets                                5,437            --
 Savings deposits                                                          355,425        54,563
 Accrued interest payable and other liabilities                              1,194           184

See  accompanying  Notes  to  Consolidated  Financial  Statements



                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     On September 1, 1998, Coastal announced that the Board of Directors had authorized the repurchase of up to 6.6% (approximately 500,000 shares) of the outstanding shares of common stock. As of September 30, 1998, 205,000 shares had been repurchased at a cost of $3.3 million and as of this date 460,600 shares have been repurchased at a total cost of $7.2 million.

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

(3)  MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at September 30, 1998 (unaudited) were as follows (dollars in thousands):


                                              Gross         Gross
                              Amortized    Unrealized     Unrealized     Market
                                Cost          Gains         Losses        Value
                              ---------    -----------    ----------     -------
Held-to-Maturity:
 REMICS - Agency             $   882,871    $ 4,759       $ (5,584)    $   882,046
   REMICS - Non-agency           249,567      1,193         (2,392)        248,368
 FNMA certificates                66,978        261           (604)         66,635
 GNMA certificates                23,301        335             --          23,636
 Non-agency securities            12,117        170            (64)         12,223
 Interest-only securities              6         --             --               6
                             $ 1,234,840    $ 6,718       $ (8,644)    $ 1,232,914
                             ===========    =======       =========    ===========

Available-for-sale:
 REMICS - Agency             $   125,408    $    16       $ (1,213)    $   124,211
 REMICS - Non-agency               1,584         --             (8)          1,576
                             -----------    -------       ---------    -----------
                             $   126,992    $    16       $ (1,221)    $   125,787
                             ===========    =======       =========    ===========



     Proceeds from sales of mortgage-backed securities available-for-sale for the nine months ended September 30, 1998 were approximately $26.3 million. These securities were sold at amortized cost, therefore no gain or loss was recorded.

     Mortgage-backed securities at December 31, 1997 were as follows (dollars in thousands):



                                              Gross         Gross
                              Amortized    Unrealized     Unrealized     Market
                                Cost          Gains         Losses        Value
                              ---------    -----------    ----------     -------
Held-to-maturity:
 REMICS - Agency            $   950,689      $ 5,022    $ (20,478)    $   935,233
   REMICS - Non-agency          279,131          701       (5,610)        274,222
 FNMA certificates               71,887          144         (683)         71,348
 GNMA certificates               28,808          566           --          29,374
 Non-agency securities           14,555          239          (23)         14,771
 Interest-only securities            20           --           --              20
                            $ 1,345,090      $ 6,672    $ (26,794)    $ 1,324,968
                            ===========      =======    ==========    ===========

Available-for-sale:
 REMICS - Agency            $   171,167      $   579    $  (4,044)    $   167,702
 REMICS - Non-agency              2,328           --          (33)          2,295
                            $   173,495      $   579    $  (4,077)    $   169,997
                            ===========      =======    ==========    ===========

(4)  LOANS  RECEIVABLE

     Loans receivable at September 30, 1998 and December 31, 1997 were as follows (dollars in thousands):


                                                    September 30, 1998   December 31, 1997
                                                   --------------------  -----------------
                                                       (Unaudited)
Real estate mortgage loans:
 First-lien mortgage, primarily residential            $  765,109         $  689,767
 Commercial                                               242,170            181,315
 Multifamily                                              127,477            131,454
 Residential construction                                 113,341             83,359
 Acquisition and development                               59,447             31,619
 Commercial construction                                   27,079             14,506
Commercial loans, secured by residential mortgage
 loans held for sale                                      122,799             98,679
Commercial loans, secured by mortgage servicing
 rights                                                    19,263             32,685
Commercial, financial and industrial                       89,235             30,877
Loans secured by savings deposits                          14,865              8,695
Consumer and other loans                                   59,502             15,030
                                                   ---------------        -----------
                                                        1,640,287          1,317,986
Loans in process                                          (84,795)           (47,893)
Allowance for loan losses                                 (11,043)            (7,412)
Unearned interest and  loan fees                           (3,398)            (2,926)
Premium to record purchased loans, net                      4,456              1,680
                                                   ---------------        -----------

                                                   $    1,545,507         $1,261,435
                                                   ===============        ===========

Weighted average yield                                       8.35%              8.30%
                                                   ===============        ===========



     At September 30, 1998, Coastal had outstanding commitments to originate or purchase $124.1 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $132.8 million. In addition, at September 30, 1998, Coastal had $3.9 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At September 30, 1998 and December 31, 1997, the carrying value of loans that were considered to be impaired totaled approximately $2.0 million and the related allowance for loan losses on those impaired loans totaled $950,000 and $1.1 million at September 30, 1998 and December 31, 1997, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was $1.8 million and $770,000, respectively.

     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $567.2 million and $675.7 million at September 30, 1998 and December 31, 1997, respectively.

     An analysis of activity in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 is as follows (in thousands):


                                  Nine Months Ended September 30,
                                  -------------------------------
                                             1998        1997
                                         ------------  --------
                                          (Unaudited)
Balance, beginning of period            $     7,412   $ 6,880
Acquisition allowance adjustment              2,257        --
Provision for loan losses                     2,350     1,350
Charge-offs, net of recoveries                 (976)   (1,148)
                                        ------------  --------

Balance, end of period                   $    11,043   $ 7,082
                                        ============  ========



     The acquisition allowance adjustment of $2.3 million was recorded during the nine months ended September 30, 1998 in connection with the recording of the loans receivable acquired in the branch purchase on August 14, 1998 (see note
14).

(5)          SAVINGS  DEPOSITS

     Savings deposits, their stated rates and the related weighted average interest rates at September 30, 1998 and December 31, 1997 are summarized as follows (dollars in thousands):



                                         Stated Rate    September 30, 1998    December 31, 1997
                                        --------------  -------------------  -------------------
                                                            (Unaudited)
Noninterest-bearing checking                     0.00%   $      86,537     $  101,782
Interest-bearing checking               1.49  -  2.00           51,266         69,972
Savings accounts                        2.18  -  2.75           48,904         25,555
Money market demand accounts            0.00  -  4.60          335,016        165,986
                                                             ---------     -----------

                                                               521,723        363,295
                                                             ---------     -----------

Certificate accounts                    2.00  -  2.99            7,407          5,142
                                        3.00  -  3.99            5,526          2,763
                                        4.00  -  4.99          118,971         64,478
                                        5.00  -  5.99          949,210        834,727
                                        6.00  -  6.99           90,871         94,405
                                        7.00  -  7.99            8,903          7,624
                                        8.00  -  8.99            1,063          1,854
                                        9.00  -  9.99              305            847
                                        over  10.00                 16             --
                                                            ----------     -----------
                                                             1,182,272      1,011,840
                                                            ----------     -----------
Premium (discount) to record purchased
 savings deposits, net                                             576            (75)
                                                            ----------     -----------

                                                       $     1,704,571     $1,375,060
                                                            ==========     ===========

Weighted average rate                                            4.35%        4.67%
                                                            ==========  ===========



     Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts are reclassified to money market demand accounts under Federal Reserve Regulation D.

     The scheduled maturities of certificate accounts outstanding at September 30, 1998 were as follows (dollars in thousands):




                   September 30, 1998
                  --------------------
                      (Unaudited)
 0 to 12 months   $            993,744
 12 to 24 months               139,592
 24 to 36 months                26,219
 36 to 48 months                 9,860
 48 to 60 months                12,575
 Over 60 months                    282
                  --------------------
                  $          1,182,272
                  ====================


(6)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND ADVANCES FROM THE FHLB

     The weighted average interest rates on securities sold under agreements to repurchase at September 30, 1998 and December 31, 1997 were 5.28% and 6.00%, respectively. The stated interest rates on securities sold under agreements to repurchase ranged from 4.93% to 5.63% at September 30, 1998.

     The weighted average interest rates on advances from the FHLB at September 30, 1998 and December 31, 1997 were 5.44% and 5.95%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at September 30, 1998 are summarized as follows (dollars in thousands) (unaudited):


Due during the year       Weighted Average
 ended December 31,        Interest Rate       Amount
-------------------     ----------------  -----------------
1998                           5.30%          $378,100
1999                           5.57            416,638
2000                           5.93              6,845
2001                           6.21              8,595
2002                           5.52             69,673
2003                           5.52                111
2004                           6.48              2,699
2005                           5.57                129
2006                           6.85              3,213
2007                           6.64              1,176
2008                           4.70             51,336
2009                           8.15              4,472
2010                           5.66                187
2011                           6.63              1,441
2012                           5.68                217
2013                           5.71              6,871
2018                           6.00                544
                                              --------

                                              $952,247
                                              ========



Advances from the FHLB are secured by certain first-lien mortgage loans and mortgage-backed securities owned by Coastal.

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

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At September 30, 1998, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $45.7 million and $255.3 million, respectively.

     The terms of the interest rate swap agreements outstanding at September 30, 1998 (unaudited) and December 31, 1997 are summarized as follows (dollars in thousands):



                                                        Floating Rate     Fair Value at
                        Notional      LIBOR     Fixed         at          End of Period
Maturity                 Amount       Index      Rate   End of Period     (gain (loss))
----------------------  ---------  -----------  ------  --------------    --------------
At September 30, 1998:
1998                    $   4,400  Three-month  6.709%     5.688%         $    (5)
1999                       14,600  Three-month  6.926      5.688             (302)
2000                        4,800  Three-month  6.170      5.500             (126)
2000                        2,415  Three-month  6.000      5.313              (57)
2005                       19,527  Three-month  6.500      5.688           (1,212)
                        ---------
                        $  45,742                                         $(1,702)
                        =========                                         ========

At December 31, 1997:
1998                    $   4,400  Three-month  6.709%     5.875%         $   (28)
1999                       14,600  Three-month  6.926      5.875             (239)
2000                        4,800  Three-month  6.170      5.906              (99)
2000                        2,520  Three-month  6.000      5.906               --
2005                       19,527  Three-month  6.500      5.879             (230)
                        ---------                                          -------
                        $  45,847                                          $ (596)
                        =========                                          =======




     The interest rate swap agreements provide for Coastal to make weighted average fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 5.80% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.61% for the nine months ended September 30, 1998. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $278,000 for the nine months ended September 30, 1998 and approximately $338,000 for the nine months ended September 30, 1997. Coastal had pledged approximately $6.8 million of mortgage-backed securities to secure interest rate swap agreements at September 30, 1998.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 5.0% to 11.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $165,000 and $286,000 at September 30, 1998 and December 31, 1997, respectively, with the estimated fair value of the agreements being $88,000 and $300,000 at September 30, 1998 and December 31, 1997, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $38,000 and $202,000 for the nine months ended September 30, 1998 and 1997, respectively.

     Interest rate cap agreements outstanding at September 30, 1998 (unaudited) expire as follows (dollars in thousands):


Year of       Strike rate    Notional
expiration       Range        amount
----------  ---------------  ---------
1998        5.00  -  11.00%  $  54,300
1999        7.25  -  11.00      63,564
2000         8.50  -  9.50      11,620
2001         7.00  -  9.00      26,792
2003         8.00  -  8.50      99,000
                             ---------
                             $ 255,276
                             =========



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

(9)  EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the nine- and three- month periods ended September 30, 1998 and 1997 (dollars in thousands, except per share data) (unaudited):


                                                 Nine Months Ended
                                                  September 30,
                                                  -----------------
                                                   1998        1997
                                                ----------  ----------

Net income available to common stockholders    $   13,661  $    8,774
                                                ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation      7,534,947   7,463,546
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities      252,887     242,664
                                               ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation    7,787,834   7,706,210
                                               ==========  ==========
Basic EPS                                      $     1.81  $     1.18
                                               ==========  ==========
Diluted EPS                                    $     1.75  $     1.14
                                               ==========  ==========





                                                  Three Months Ended
                                                    September 30,
                                                   ------------------
                                                    1998        1997
                                                 ----------  ----------

Net income available to common stockholders     $    3,741  $    2,717
                                                ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation       7,499,625   7,482,030
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities       226,704     284,675
                                                ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation     7,726,329   7,766,705
                                                ==========  ==========
Basic EPS                                       $     0.50  $     0.36
                                                ==========  ==========
Diluted EPS                                     $     0.48  $     0.35
                                                ==========  ==========



(10) COASTAL  BANC  SSB  PREFERRED  STOCK

     On October 21, 1993, the Bank issued 1,150,000 shares of 9.0% Noncumulative Preferred Stock, no par Series A, at a price of $25 per share to the public. Dividends on the Preferred Stock are payable quarterly at the annual rate of $2.25 per share, when, as and if declared by the Board of Directors of the Bank. At any time on or after December 15, 1998, the Preferred Stock may be redeemed in whole or in part only at the Bank's option at $25 per share plus unpaid dividends (whether or not earned or declared) for the then current dividend period to the date fixed for redemption.

(11) STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At September 30, 1998, the Bank's regulatory capital (unaudited) in relation to its existing regulatory capital requirements for capital adequacy purposes were as follows (dollars in thousands):

                                                  Minimum For Capital   Well-Capitalized
                               Actual               Adequacy Purposes   Requirements
Capital Requirement       Amount       Ratio      Amount      Ratio     Amount    Ratio
-------------------   -----------   ---------    --------    ------    --------  ------

 Tier 1 (core)         $  155,777       5.10%    $122,066   4.00%      $152,583   5.00%
 Tier 1 risk-based        155,777       9.29       67,049   4.00        100,574   6.00
 Total risk-based         166,820       9.95      134,098   8.00        167,623  10.00



     As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Due to the acquisition completed during the third quarter of 1998, the Bank's total risk-based capital as of September 30, 1998, as reported, has fallen below the Well-Capitalized Requirement. Management believes that this is a temporary situation and anticipates meeting the total risk-based Well-Capitalized Requirement as of December 31, 1998.

(12) FEDERAL  INCOME  TAXES

     In March 1998, Coastal announced that it had successfully resolved an outstanding tax benefit issue with the FDIC as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes during the nine months ended September 30, 1998; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue also contributes an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share, as of September 30, 1998. This tax benefit is expected to continue for approximately 3 years.

(13) RECENT  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board's Statement No. 131 ("Statement 131"), "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders for years after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. Coastal anticipates implementing Statement 131 for its fiscal 1998 Annual Report on Form 10-K. Implementation of Statement 131 should have no material effect on Coastal's Consolidated Financial Statements.

     The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. Coastal is evaluating the impact, if any, Statement 133 may have on its future consolidated financial statements.

(14) BRANCH  PURCHASE

     On August 14, 1998, Coastal completed the acquisition of the Valley branches of Pacific Southwest Bank, also known as San Benito Bank and Trust Company, a unit of Pacific Southwest Bank ("Valley Branches"). Twelve branches located in Harlingen, San Benito, Mission, Pharr, Edinburg, Brownsville, McAllen and South Padre Island were acquired in this transaction. Summarized below are the assets and liabilities recorded at fair value at the date of acquisition (in thousands):


Assets:
Cash                           $120,085
Loans receivable                176,157
U.S. Treasury securities         26,942
Goodwill                         17,255
Property and equipment           10,743
Other assets                      5,437
                               --------
  Total assets                 $356,619
                               ========

Liabilities:
Deposits                       $355,425
Other liabilities                 1,194
                               --------
  Total liabilities            $356,619
                               ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

Financial  Condition
--------------------

     On August 14, 1998, Coastal completed the acquisition of the Valley branches of Pacific Southwest Bank, also known as San Benito Bank and Trust
Company, a unit of Pacific Southwest Bank (the "Valley Acquisition"). This acquisition added twelve branches, approximately $176.2 million in loans receivable and $355.4 in deposits to Coastal's existing organization.

     Total assets increased 7.4% or $214.9 million from December 31, 1997 to September 30, 1998. The net increase resulted primarily from an increase in loans receivable of $284.1 million, a $21.3 million increase in stock in the Federal Home Loan Bank of Dallas ("FHLB"), a $19.1 million increase in cash and cash equivalents, a $15.7 million increase in goodwill and an $11.2 million increase in property and equipment, offset by decreases of $110.3 million and $44.2 million in mortgage-backed securities held-to-maturity and mortgage-backed securities available-for-sale, respectively. The increase in loans receivable was primarily due to bulk residential mortgage loan purchases of $294.0 million, $176.2 million loans acquired in the Valley Acquisition (net of the $2.3 million allowance for loan losses recorded at acquisition) and $25.6 million of consumer loan purchases from correspondent lenders, in addition to an increase of $24.1 million in commercial loans, secured by residential mortgage loans held for sale, during the nine months ended September 30, 1998. These increases were somewhat offset by principal payments received. The increase in stock in the FHLB was due to the increased amounts required to be maintained based on the level of FHLB advances outstanding. The increase in goodwill was due to $17.3 million of goodwill recorded due to the Valley Acquisition offset by current year amortization. The increase in property and equipment was also primarily due to the Valley Acquisition. The decrease in mortgage-backed securities was due to principal payments received and the sale of $26.3 million of mortgage-backed securities available-for-sale.

     Savings deposits increased $329.5 million or 24.0% from December 31, 1997 to September 30, 1998 due to the $355.4 million of deposits acquired in the Valley Acquisition offset by decreases in existing deposits. Securities sold under agreements to repurchase decreased 69.1% or $547.0 million and advances from the FHLB increased 76.2% or $411.8 million from December 31, 1997 to September 30, 1998 due to a reallocation of borrowings to take advantage of more favorable interest rates. Stockholders' equity increased 10.1% or $10.6 million from December 31, 1997 to September 30, 1998 as a result primarily of net income and a $1.5 million decrease in accumulated other comprehensive income (loss) offset by dividends declared and treasury stock acquired of $3.3 million.

Results  of  Operations  for  the  Nine Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

     General
     -------

     For the nine months ended September 30, 1998, net income before preferred stock dividends was $15.6 million compared to $10.7 million for the nine months ended September 30, 1997. The increase in net income in the first nine months of 1998 was primarily due to the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue will also contribute an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share (as of September 30, 1998). This tax benefit is expected to continue for approximately 3 years.

     Net income for the first three months of 1998 also included an additional provision for loan losses of $1.0 million (above the current quarterly provision of $450,000) and a writedown of purchased mortgage loan premium of $709,000. The additional provision for loan losses of $1.0 million, or 8 cents per diluted share after tax, was recorded to increase the allowance for loan losses due to the continuing change in the composition of the loans receivable portfolio as a result of management's emphasis on business lending. The writedown of the purchased mortgage loan premium of $709,000, or 6 cents per diluted share after tax, was related to an adjustable rate whole loan package purchased in the second quarter of 1997, on which Coastal experienced high prepayments during 1997 and through the first quarter of 1998, resulting from a comparatively lower current interest rate environment.

     Net interest income increased $5.4 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Noninterest income (excluding the writedown of purchased mortgage loan premium) increased during such period by $699,000. Noninterest expense increased by $3.8 million and the provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) decreased by $559,000 from the 1997 to the 1998 nine month period due to the ongoing quarterly benefit attributable to the tax benefit issue and the tax effect of the recording of the additional provision for loan losses and the writedown of the purchased mortgage loan premium during the first nine months of 1998.

     Interest  Income
     ----------------

     Interest income for the nine months ended September 30, 1998 increased $6.7 million or 4.4% from the nine months ended September 30, 1997. The increase was primarily due to an increase of $7.2 million in interest earned on loans receivable over the prior comparable period. The increase in interest income on loans receivable was due to a $158.0 million increase in the average balance of loans receivable offset by a decrease in the average yield from 8.68% for the nine months ended September 30, 1997 to 8.39% for the nine months ended September 30, 1998. The decrease in the average yield on loans receivable was due in part to $749,000 (or 6 cents per diluted share after tax) of additional amortization of purchased mortgage loan premium during the nine months ended September 30, 1998. This amortization was attributable to an adjustable rate whole loan package purchased in the second quarter of 1997, on which Coastal experienced high prepayments during 1997 and through the first quarter of 1998. As discussed previously, Coastal recorded a $709,000 writedown of the purchased mortgage loan premium on this package in March 1998, which has positively impacted the average yield since March 31, 1998.

     Interest income on federal funds sold, certificates of deposit and other investments increased $898,000 which was offset by a $1.5 million decrease in interest income on mortgage-backed securities. Total interest-earning assets for the nine months ended September 30, 1998 averaged $2.9 billion as compared to $2.8 billion for the nine months ended September 30, 1997.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $108.9 million for the nine months ended September 30, 1998, as compared to $107.6 million for the same period in 1997. The increase in interest expense was due to a $58.6 million increase in the average balance of interest-bearing liabilities during such period offset by a decrease in the average rate paid on interest-bearing liabilities from 5.42% for the nine months ended September 30, 1997 to 5.36% for
the  nine  months  ended  September  30,  1998.    The  increase  in  average
interest-bearing liabilities consisted of a $288.8 million increase in FHLB advances, a $63.5 million increase in interest-bearing savings deposits, offset by a $293.7 million decrease in securities sold under agreements to repurchase and federal funds purchased. The reallocation of the borrowings outstanding during the nine month periods was directly attributable to Coastal's change in funding sources to take advantage of more favorable interest rates.

     Net  Interest  Income
     ---------------------

     Net interest income was $48.5 million for the nine months ended Setpember 30, 1998 and $43.1 million for the same period in 1997. Net interest margin ("Margin") was 2.23% for the nine months ended September 30, 1998 compared to 2.07% for the same period in 1997. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.83% for the nine months ended September 30, 1997 to 1.86% for the nine months ended September 30, 1998. Management also calculates an alternative spread which includes noninterest-bearing deposits. Under this calculation, the alternative spreads for the nine months ended September 30, 1998 and 1997 were 2.05% and 2.00%, respectively. Margin and spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in net interest spread was primarily due to the decrease in the average rate paid on interest-bearing liabilities of 6 basis points. The decrease in the average rate paid on interest-bearing liabilities was due primarily to the overall decrease in wholesale funding costs. In addition, the average balance of loans receivable increased $158.0 million from the nine months ended September 30, 1997 to the nine months ended September 30, 1998, while the average yield decreased from 8.68% to 8.39% and the average balance of mortgage-backed securities decreased $46.3 million from the nine months ended September 30, 1997 to the nine months ended September 30, 1998,
while  the  average  yield  increased  from  6.10%  to  6.16%.    Average  net
interest-earning  assets  increased  $73.7  million  from  the nine months ended
September  30,  1997  to  the  nine  months  ended September  30, 1998.

     Spread for the nine months ended September 30, 1998 was also negatively affected by the additional amortization of purchased mortgage loan premium as discussed previously. The writedown of the purchased mortgage loan premium recorded in March 1998 has decreased the ongoing amortization effect of prepayments related to the adjustable rate whole loan package.

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

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $2.4 million for the nine months ended September 30, 1998 and $1.4 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the increased provision, above the current quarterly provision of $450,000, was recorded to increase the allowance for loan losses due to the continuing change in the composition of the
loans  receivable  portfolio.    This  change  is  occurring  as  a  result  of
management's emphasis on business lending. The allowance for loan losses as a percentage of total loans was 0.71% at September 30, 1998 and 0.55% at September 30, 1997. At September 30, 1998, the allowance for loan losses included the $2.3 million acquisition allowance adjustment as a result of the loans acquired in the Valley Acquisition, of which approximately 58% were commercial real estate and commercial, financial and industrial loans. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the nine months ended September 30, 1998, noninterest income (excluding the writedown of purchased mortgage loan premium) increased $699,000 or 14.7% to $5.5 million, compared to $4.8 million for the nine months ended September 30, 1997. The increase in noninterest income was primarily due to an increase of $981,000 in loan fees and service charges on deposit accounts and a $481,000 increase in other noninterest income. The increase in loan fees and service charges on deposit accounts consisted of a $250,000 increase in loan fees and a $731,000 increase in service charges on deposit accounts due to the increase in transaction type deposit accounts, including the transaction type deposit accounts acquired in the Valley Acquisition. These increases were somewhat offset by a $526,000 decrease in loan servicing income due to the reducing servicing portfolio. In addition, as discussed previously, during the nine months ended September 30, 1998, Coastal recorded a writedown of purchased mortgage loan premium of $709,000.

     Noninterest  Expense
     --------------------

     For the nine months ended September 30, 1998, noninterest expense increased $3.8 million from the nine months ended September 30, 1997. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $2.1 million and $1.1 million, respectively, from the nine months ended September 30, 1997 to the nine months ended September 30, 1998, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing expenses related to the Valley Acquisition. Occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997 and the acquisition of the twelve branches in the Valley Acquisition. In addition, data processing expenses and the amortization of goodwill increased $130,000 and $156,000, respectively, primarily due to the Valley Acquisition. Other changes included a $65,000 increase in real estate owned expenses, a $93,000 increase in insurance premiums (which includes deposit insurance premiums) and a $42,000 increase in other operating expenses. During the nine months ended September 30, 1998, noninterest expense included approximately $120,000 in nonrecurring expenses incurred due to the Valley Acquisition.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     For the nine months ended September 30, 1998, the provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) was $5.6 million compared to $6.2 million for the nine months ended September 30, 1997. The decrease from 1997 to 1998 was due primarily to the ongoing quarterly benefit attributable to the tax benefit issue (a benefit of approximately $226,000 per quarter) and the tax benefit effect of the recording of the additional provision for loan losses and the writedown of the purchased mortgage loan premium during the first nine months of 1998.

Results  of  Operations  for  the Three Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended September 30, 1998, net income before preferred stock dividends was $4.4 million compared to $3.4 million for the three months ended September 30, 1997. The increase was primarily due to a $3.1 million increase in net interest income for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Noninterest income increased during such period by $309,000. Noninterest expense increased by $2.3 million and the provision for federal income taxes increased by $41,000 from the 1997 to the 1998 three month period.

     Interest  Income
     ----------------

     Interest income for the three months ended September 30, 1998 increased $2.9 million or 5.7% from the three months ended September 30, 1997. The increase was primarily due to an increase of $3.6 million in interest earned on loans receivable over the prior comparable quarter. The increase in interest income on loans receivable was due to a $142.5 million increase in the average balance of loans receivable and an increase in the average yield from 8.28% for the three months ended September 30, 1997 to 8.47% for the three months ended September 30, 1998.

     In addition, interest income on federal funds sold, certificates of deposit and other investments increased $533,000 while interest income on mortgage-backed securities decreased $1.3 million due to a lower average balance. Total interest-earning assets for the three months ended September 30, 1998 averaged $3.0 billion as compared to $2.9 billion for the three months ended September 30, 1997.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $36.9 million for the three months ended September 30, 1998, as compared to $37.1 million for the same period in 1997. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities from 5.47% for the three months ended September 30, 1997 to 5.33% for the three months ended September 30, 1998 offset somewhat by a $74.8 million increase in the average balance of
interest-bearing  liabilities.    The  increase  in  average  interest-bearing
liabilities consisted of a $454.2 million increase in FHLB advances, a $133.9 million increase in interest-bearing savings deposits, offset by a $513.3 million decrease in securities sold under agreements to repurchase. The reallocation of the borrowings outstanding during the three month periods was directly attributable to Coastal's change in funding sources to take advantage of more favorable interest rates.

     Net  Interest  Income
     ---------------------

     Net interest income was $17.3 million for the three months ended September 30, 1998 and $14.2 million for the same period in 1997. Net interest margin ("Margin") was 2.32% for the three months ended September 30, 1998 compared to
1.98% for the three months ended September 30, 1997. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.66% for the three months ended September 30, 1997 to 1.95% for the three months ended September 30, 1998. Management also calculates an alternative spread which includes noninterest-bearing deposits. Under this calculation, the alternative spreads for the three months ended September 30, 1998 and 1997 were 2.16% and 1.86%, respectively. Margin and spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in net interest spread was primarily due to an increase in the average yield on interest-earning assets of 15 basis points and a decrease in the average rate paid on interest-bearing liabilities of 14 basis points. The average balance of loans receivable increased $142.5 million from the three months ended September 30, 1997 to the three months ended September 30, 1998, while the average yield increased from 8.28% to 8.47%. The average balance of mortgage-backed securities decreased $80.3 million from the three months ended September 30, 1997 to the three months ended September 30, 1998, while the average yield remained at 6.12%. The decrease in the average rate paid on interest-bearing liabilities was due primarily to the overall decrease in wholesale funding costs. Average net interest-earning assets increased $24.6 million from the three months ended
September  30,  1997  to  the  three  months  ended  September  30,  1998.

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

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $450,000 for both the three months ended September 30, 1998 and the three months ended September 30, 1997. The allowance for loan losses as a percentage of total loans was 0.71% at September 30, 1998 and 0.55% at September 30, 1997. At September 30, 1998, the allowance for loan losses included the $2.3 million acquisition allowance adjustment as a result of the loans acquired in the Valley Acquisition, of which approximately 58% were commercial real estate and commercial, financial and industrial loans. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the three months ended September 30, 1998, noninterest income increased $309,000 or 17.7% to $2.1 million, compared to $1.7 million for the three months ended September 30, 1997. The increase in noninterest income was primarily due to an increase of $390,000 in loan fees and service charges on deposit accounts and a $318,000 increase in other noninterest income. The increase in loan fees and service charges on deposit accounts consisted of a $330,000 increase in service charges on deposit accounts and a $60,000 increase in loan fees. These increases were somewhat offset by a $162,000 decrease in loan servicing income and a $237,000 decrease in the gain on sales of mortgage-backed securities available-for-sale.

     Noninterest  Expense
     --------------------

     For the three months ended September 30, 1998, noninterest expense increased $2.3 million from the three months ended September 30, 1997. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $1.4 million and $382,000, respectively, from the three months ended September 30, 1997 to the three months ended September 30, 1998, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing expenses related to the Valley Acquisition. Occupancy expenses also increased due to the acquisition of assets and other expenses related to the relocation of Coastal's corporate headquarters in the third quarter of 1997 and the acquisition of the twelve branches in the Valley Acquisition. In addition, the amortization of goodwill increased $95,000 and insurance premiums increased $113,000 primarily due to the Valley Acquisition. Other changes included a $124,000 increase in real estate owned expenses, a $59,000 increase in data processing expense and a $174,000 increase in other operating expenses. During the three months ended September 30, 1998, noninterest expense included approximately $120,000 in nonrecurring expenses incurred due to the Valley Acquisition.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     For the three months ended September 30, 1998 and 1997, the provision for federal income taxes was $2.0 million. The provision in 1998 includes the ongoing quarterly benefit attributable to the tax benefit issue resolved in the first quarter of the year (a benefit of approximately $226,000 per quarter).

     Liquidity  and  Capital  Resources
     ----------------------------------

     Coastal's primary sources of funds consist of savings deposits bearing market rates of interest, securities sold under agreements to repurchase, advances from the FHLB, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At September 30, 1998, Coastal had binding commitments to originate or purchase loans totaling approximately $124.1 million and had $84.8 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 1998 totaled $993.7 million at September 30, 1998. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

     As of September 30, 1998, Coastal operated 49 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

     The  Year  2000
     ---------------

     Many existing computer programs, including many utilized by Coastal, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Because of the year 2000 implications, Coastal formally initiated a project during the first quarter of 1997 to ensure that its operational and financial systems will not be adversely affected by year 2000 software problems. The year 2000 project team, which includes all levels of management, is identifying its computer applications which could fail or create erroneous results because of the year 2000, and is developing alternate ("contingent") operating systems for these applications.

     An inventory of all core systems and products that could be affected by the year 2000 date change has been developed by Coastal. The software for Coastal's systems is primarily provided through third party service bureaus and software vendors. Coastal is requiring its third party service bureaus, software providers and vendors to demonstrate and represent that the products provided are or will be year 2000 compliant. Coastal has an internal compliance testing program in place for testing with the external service bureaus and other software providers, as well as testing other internally used systems. Coastal expects to complete its testing and remediation by June 1999.

     The costs associated with the year 2000 issues are estimated not to exceed $300,000 in the aggregate. Such costs will be capitalized and amortized over an estimated three to five year period.

     Planning and testing will not ensure that any organization will be able to conduct business around and after the year 2000. Testing does not ensure that our customers and other business partners will be able to conduct business. Coastal is performing due diligence on our customers and other business partners by the implementation of processes for evaluating our customers' and business partners' readiness for the year 2000 which will be continuously monitored.

     Coastal has implemented procedures and continues to refine its processes for evaluating its business readiness in addition to developing contingency plans to ensure that alternate operating systems are available in the event of unforeseen problems. The effect of many business disruptions at the same time may impact Coastal. Coastal will continue to review its contingency plans to reasonably address these incidents.

     Forward-Looking  Information
     ----------------------------

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission ("SEC").

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 24, 1998.

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


______________
*[WHICH IS THE DATE WHICH IS NOT LESS THAN 60 DAYS PRIOR TO THE ANNIVERSARY DATE OF THE MAILING OF PROXY MATERIALS BY THE COMPANY IN CONNECTION WITH THE IMMEDIATELY PRECEDING ANNUAL MEETING OF STOCKHOLDERS.]


Item  6.          Exhibits  and  Reports  on  Form  8-K
                  -------------------------------------

     (a)          The  following  exhibits  are  filed  as  part of this report:
          Exhibit  27  -  Financial  Data  Schedule
          Exhibit  99  -  Forward-Looking  Information
(b) Form 8-K filed on August 25, 1998 concerning the announcement that Coastal had completed the acquisition of the Valley Branches of Pacific
Southwest Bank also known as San Benito Bank and Trust, a Unit of Pacific Southwest Bank.
(c) Form 8-K filed on September 14, 1998 concerning the announcement that the Board of Directors had authorized the repurchase of up to 6.6% (approximately 500,000 shares) of the outstanding shares of common stock.




                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:      11/13/98                         By/s/     Manuel J. Mehos
            --------                              ----------------------
                                                   Manuel  J.  Mehos
                                                   Chairman  of  the  Board
                                                   Chief  Executive  Officer









Dated:         11/13/98                      By/s/     Catherine N. Wylie
               --------                           -----------------------
                                                  Catherine  N.  Wylie
                                                  Chief  Financial  Officer



                                   Exhibit 27


                             Financial Data Schedule





                                   Exhibit 99


                           Forward-Looking Information





                                   EXHIBIT 99

     Forward-Looking  Information

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission ("SEC").

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's  ability  to  consummate  further  acquisitions;  risks  involved  in
Coastal's  ability  to  quickly  and  efficiently  integrate  the  operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1997, as
filed  with  the    SEC  on  March  24,  1998.



template1