Form 10-K
period 1998-12-31
COASTAL BANCORP INC
filed 1999-03-23
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                                             -----------------

                                       OR

  [   ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

              For the Transition Period from _________ to _________

                        Commission File Number:  0-24526
                                                 -------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


       Texas                                   76-0428727
---------------------                          ----------
(State  or  other  jurisdiction  of          (IRS  Employer
incorporation  or  organization)          Identification  No.)

                           5718 Westheimer, Suite 600
                              Houston, Texas 77057
                              --------------------
                     (Address of principal executive office)

                                 (713) 435-5000
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

     Title  of  each  class          Name  of  each exchange on which registered
              N/A                                       N/A

           Securities registered pursuant to section 12(g) of the Act:
                   Common Stock, $0.00667 par value per share
                   ------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past  90  days.      Yes   X  No
                        -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.    [      ]

As of March 10, 1999, the aggregate market value of the 5,048,421 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,360,943 shares held by all directors and executive officers of the Registrant as a group, was $82,983,420. This figure is based on the closing sale price of $16.4375 per share of the Company's Common Stock on March 10, 1999, as reported in The Wall Street Journal on March 11, 1999.

Number  of shares of Common Stock outstanding as of March 10, 1999:    6,409,364

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders ("Proxy Statement") are incorporated into Part III, Items 10-13 of this Form 10-K.


PART  I.

ITEM  1.  BUSINESS
------------------

     COASTAL  BANCORP,  INC.

     Coastal Bancorp, Inc. (the "Company") is engaged primarily in the business of serving as the parent holding company for Coastal Banc ssb (the "Bank"). The Company was incorporated in March 1994 in connection with the reorganization of Coastal Banc Savings Association, a Texas-chartered thrift institution (the "Association") into the holding company form of organization. In connection with the reorganization, which was completed in July 1994, the Association concurrently converted into a Texas-chartered savings bank and took its present name. In November 1996, in order to minimize state taxes, the Company's corporate structure was again reorganized by forming Coastal Banc Holding
Company,  Inc.  ("HoCo")  as  a  Delaware  holding  company.    HoCo  became  a
wholly-owned subsidiary of the Company and the Bank became a wholly-owned subsidiary of HoCo. Each of these reorganizations was treated as combinations similar to a pooling-of-interests. The financial information and references presented herein have been restated to give effect where appropriate to the reorganizations as if they had occurred at the earliest date presented. In October 1997, the Company formed Coastal Banc Capital Corp. ("CBCC") as a wholly-owned subsidiary of HoCo. CBCC is a registered broker-dealer, and was formed to trade packages of whole loan assets, primarily for the Bank and for other institutional investors.

     At December 31, 1998, the Company had total consolidated assets of $3.0 billion, total deposits of $1.7 billion, $28.8 million in Series A Preferred Stock of the Bank and stockholders' equity of $112.8 million.

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

     COASTAL  BANC  ssb

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 49 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas.

     The Bank, which was originally organized in 1954, was acquired in 1986 by an investor group (which includes a majority of the current members of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Since then, the Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, and, in 1995, acquired an independent national bank. By December 31, 1998, the Bank's total assets had increased to $3.0 billion, total deposits were $1.7 billion and stockholders' equity totaled $187.9 million.

     The Bank attempts to maximize profitability through the generation of net interest income and fee income. To meet this objective, the Bank has implemented a strategy of building its core deposit base while deploying its funds in assets which provide an attractive return with acceptable credit risk. In carrying out this strategy, and to ultimately provide an attractive rate of return to the Company's shareholders, the Bank adheres to four operating principles: (i) continuing to expand its low cost core deposit base; (ii) minimizing interest rate risk; (iii) minimizing credit risk, while increasing the emphasis on commercial business lending; and (iv) maintaining a low level of general overhead expense relative to its peers. These operating principles are briefly discussed below.

     CORE DEPOSITS. The Bank began to implement the first operating principle, developing and expanding a core deposit base, in 1988 through a series of transactions with the Federal government and competitively priced transactions with private sector financial institutions. In 1988, the Bank became the first acquiror of failed or failing savings institutions under the Federal government's "Southwest Plan." In this transaction (the "Southwest Plan Acquisition"), the Bank acquired from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver for four insolvent savings associations (the "Acquired Associations"), approximately $543.4 million of assets and assumed approximately $543.4 million of deposits and other liabilities. The Bank acquired an aggregate of 14 branch offices from the Acquired Associations in new and existing markets in southwest Houston, west of Houston along the Houston-San Antonio corridor and in the Rio Grande Valley. See "The Southwest Plan Acquisition."

     Since completion of the Southwest Plan Acquisition, the Bank has entered into nine branch office transactions (including two disposition transactions) acquisitions and one whole bank acquisition: two with an instrumentality of the Federal government (acting as the receiver of insolvent financial institutions) and eight with other private institutions. All of these transactions resulted in the net assumption of $1.9 billion of deposits and the net acquisition of 58 branch offices. The Bank has also opened six de novo branches in the Houston metropolitan area since its inception. The Bank will continue to pursue fairly priced acquisitions in Texas as a vehicle for growth, although there can be no assurance that the Bank will be able to continue to do so in the future.

     INTEREST RATE RISK. The Bank has implemented its second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to its interest-bearing liabilities. The Bank also tries to match the basis or index (for example, the London Interbank Offered Rate ("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI")) upon which these assets and liabilities reprice. Generally this is achieved through management of the composition of the Bank's assets and liabilities. The Bank also attempts to achieve an acceptable interest rate spread between interest-earning assets and interest-bearing liabilities by altering the Bank's cost of funds, or, at times, the yield on certain assets in its portfolio. To accomplish this, the Bank purchases interest rate swaps and caps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" set forth in Item 7 hereof.

     The Bank attempts to originate and purchase for retention in its portfolio only those loans and investments which provide a positive interest rate spread over funding liabilities matched with similar maturities. Consistent with this philosophy, a significant portion of the Bank's assets have been invested in adjustable-rate high quality mortgage-backed securities. At December 31, 1998, of the Company's $1.3 billion of mortgage-backed securities, $1.1 billion or 89.0%, were adjustable rate mortgage-backed securities. To a lesser extent, the Bank has purchased first lien mortgages on single-family residences, the majority of which are adjustable rate mortgages. At December 31, 1998, $511.2 million, or 33.2% of the Company's loans receivable portfolio was comprised of adjustable rate first lien single-family residential mortgage loans.

     CREDIT RISK. The Bank has implemented the third operating principle, minimizing credit risk, while increasing the emphasis on commercial business lending, by (i) holding a substantial portion of its assets in mortgage-backed securities, and (ii) taking a cautious approach to its direct lending operations, including the development of commercial business lending. At December 31, 1998, of the Company's $3.0 billion in total assets, $1.3 billion or 41.9% of total assets consisted of mortgage-backed securities. At December 31, 1998, the Company's total loans receivable portfolio amounted to $1.5 billion or 51.6% of total assets, $690.5 million of which were comprised of first lien residential mortgage loans. The Bank's commercial loans represented 16.3% of the Company's total loans receivable portfolio at December 31, 1998.

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed branch office system which is able to administer and deliver its products and services in an economical manner. The Bank believes that it has significant operating leverage, and that continued incremental growth will not cause its overhead expenses to increase by a corresponding amount. The growth achieved from the Bank's acquisitions has facilitated reduced overhead levels as a proportion of assets and a lower cost of funds from a more meaningful market share of core deposits. The Company's ratio of noninterest expense to average total assets on a consolidated basis increased only 0.47% from December 31, 1994 to December 31, 1998, while total assets grew 29.7% over the same period.

     The  Bank  is  subject  to  regulation by the Department, as its chartering authority  and  by  the  Federal  Deposit  Insurance Corporation ("FDIC"), which regulates the Bank and insures its deposits to the fullest extent provided by law. The Bank also is subject to certain regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), one of the 12 regional banks which comprise the Federal Home Loan Bank System.

LENDING  ACTIVITIES

     GENERAL. Since 1995, the Bank has attempted to re-align its lending products to compete with commercial banks in an effort to increase its net interest margin while at the same time minimizing credit risk. In order to avoid incurring undue credit risk, the Bank historically invested a significant percentage of its assets in alternative financial instruments, particularly mortgage-backed securities, most of which have certain repayments guaranteed by the United States government or Government Sponsored Enterprises ("GSEs"). See "Mortgage-Backed Securities." In addition, the Bank has originated and purchased for retention in its portfolio only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors and management.

     The Bank has taken a cautious approach to the development and growth of its direct lending operations in order to minimize credit risk. In November 1995, the Bank acquired its first commercial bank, Texas Capital Bancshares, Inc. ("Texas Capital"). The $103.3 million in loans acquired from Texas Capital included first lien residential, multifamily and commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. In 1998, the Bank acquired twelve commercial bank branches and established them as the foundation for the Bank's Business Banking Centers, which focus on the Bank's commercial banking customers. In an effort to enhance its ability to service its commercial customers, during the fourth quarter of 1997, the Bank implemented a new process for originating, underwriting and approving all loans over $1.0 million. The staff of the Portfolio Control Center ("PCC"), manages this process, and applies Internet and network computer technology to take a loan from application to closing in less time and incorporating more comprehensive credit information. The PCC is also responsible for monitoring and managing the Bank's assets and liabilities.

     The following table sets forth information concerning the composition of the Bank's net loans receivable portfolio by type of loan at the dates indicated.

                                                                                 At  December  31,

                                                             1998                       1997                   1996
                                                     ---------------------     ----------------------   --------------------
                                                      Amount      Percent         Amount     Percent     Amount      Percent
                                                     --------    --------       ---------   --------   ---------    --------
                                                                            (Dollars in thousands)
Real-estate mortgage loans:
 First lien residential                         $     690,510     41.87%     $   689,767     52.33%  $   791,337     61.96%
 Multifamily                                          119,447      7.24          131,454      9.97       139,486     10.92
 Residential construction                             115,714      7.02           83,359      6.33        77,146      6.04
 Acquisition and development                           75,932      4.61           31,619      2.40        26,132      2.05
 Commercial                                           257,723     15.63          181,315     13.76       119,004      9.32
 Commercial construction                               40,344      2.45           14,506      1.10         3,963      0.31
Commercial secured by residential
 mortgage loans held for sale
 ("Warehouse")                                        173,124     10.50           98,679      7.49        53,573      4.19
Commercial secured by mortgage
 servicing rights ("MSR")                               3,867      0.23           32,685      2.48        21,380      1.67
Commercial, financial and industrial                   92,218      5.59           30,877      2.34        21,965      1.72
Loans secured by savings deposits                      13,164      0.80            8,695      0.66         8,849      0.69
Consumer and other                                     66,989      4.06           15,030      1.14        14,400      1.13
                                              ----------------  --------     ------------  --------  ------------  --------

 Total loans                                        1,649,032    100.00%       1,317,986    100.00%    1,277,235    100.00%
                                               ---------------  ========     ------------  ========  ------------  ========

Loans in process                                      (99,790)                   (47,893)                (38,742)
Allowance for loan losses                             (11,358)                    (7,412)                 (6,880)
Unearned interest and loan fees                        (3,493)                    (2,926)                 (2,344)
Premium on purchased loans, net                         3,758                      1,680                     479
                                               ---------------               ------------            ------------
 Total loans receivable, net                   $    1,538,149                $ 1,261,435             $ 1,229,748
                                               ===============               ============            ============

     SCHEDULED  MATURITIES.              The  following table sets forth certain
information at December 31, 1998 regarding the principal amount of loans maturing in the Bank's loans receivable portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. First lien residential mortgage, multifamily mortgage and commercial real estate loans are based on their contractual terms to maturity assuming no periodic amortization of principal.


                                                                     AT DECEMBER 31, 1998
                                                                        (In thousands)

                                               More than     More than       More than       More than      Over
                                   One year   one year to   three years     five years to   ten years to   twenty
                                   or less    three years   to five years   ten years       twenty years   years     Total
                                 ---------  ------------  --------------  --------------  -------------  --------  ----------

First lien residential mortgage  $   7,595  $     13,818  $       33,229  $       32,270  $     184,050  $419,080  $  690,042
Multifamily mortgage                44,726        54,539          16,464           2,364            399        --     118,492
Residential construction            63,216         1,273           1,721             662             --        --      66,872
Real estate acquisition
 and development                     8,929        31,168             586              --          1,310        --      41,993
Commercial real estate              50,105       107,961          37,336          20,104         38,673        --     254,179
Commercial construction              8,077         3,659           5,652             379          3,112        --      20,879
Commercial, other                  220,834        20,468          21,551           3,620            130        --     266,603
Consumer and other                  19,527        14,738          28,795          12,515          3,514        --      79,089
                                 ---------  ------------  --------------  --------------  -------------  --------  ----------

 Total loans                     $ 423,009  $    247,624  $      145,334  $       71,914  $     231,188  $419,080  $1,538,149
                                 =========  ============  ==============  ==============  =============  ========  ==========



     The average maturity of loans is generally substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgages are substantially lower than existing mortgage loan rates (due to refinancings or adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     The following table sets forth the amount of loans due after one year from December 31, 1998 by category and which have fixed or adjustable rates.

                                                     Interest-Rate
                                                     -------------

                                            Fixed            Adjustable   Total
                                           ---------------  -----------  ----------
                                                        (In thousands)

First lien residential mortgage              $   174,226  $   508,221  $  682,447

Multifamily mortgage                              10,047       63,719      73,766

Residential construction                           2,440        1,216       3,656

Real estate acquisition and development              377       32,687      33,064

Commercial real estate                            78,953      125,121     204,074

Commercial construction                            6,579        6,223      12,802

Commercial, other                                 17,118       28,651      45,769

Consumer and other                                58,851          711      59,562
                                             -----------  -----------  ----------
 Total                                       $   348,591  $   766,549  $1,115,140
                                             ===========  ===========  ==========

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of servicing mortgage loans for other institutions, GSEs or entities during the periods presented. See "Mortgage Loan Servicing."


                                                                  Year  Ended  December  31,

                                                                   1998         1997         1996
                                                          ---------------  -----------  -----------
                                                                         (In thousands)
First lien mortgage loan originations:
 Adjustable rate                                         $          725   $    1,458   $    3,542
 Fixed rate                                                      15,470        4,849        5,471
 Adjustable rate by correspondent lenders                         1,426       26,220       67,461
 Fixed rate by correspondent lenders                                 --          686        4,058
 Home equity                                                      7,022           --           --
Residential construction and   acquisition
 and development loan originations                              189,686      145,727      154,182
Warehouse loan originations                                   1,642,445    1,174,639      887,252
MSR loan originations                                             7,554       55,259       69,172
Multifamily loan originations                                   228,553       81,148       67,657
Commercial real estate loan originations                        126,916      171,497       41,170
Commercial construction originations                             15,543       12,222        3,806
Commercial, financial and industrial loan originations          107,890       43,497       30,080
Consumer loan originations                                       38,002       18,679       22,256
                                                         ---------------  -----------  -----------
   Total loan originations                                    2,381,232    1,735,881    1,356,107
Purchase of residential mortgage loans
 (net of repurchases by investors)                              293,023      108,226      115,928
Loans acquired (net of loans sold) in connection
 with acquisition and disposition transactions                  176,158           --        1,018
Purchase of multifamily and commercial
 real estate loans                                                   --           --        4,604
Purchase of automobile loans                                     34,609           70           --
                                                         ---------------  -----------  -----------
   Total loan originations and purchases                      2,885,022    1,844,177    1,477,657
                                                         ---------------  -----------  -----------
Foreclosures                                                      4,178        4,226        4,363
Principal repayments and reductions to
 principal balance                                            2,587,252    1,790,790    1,339,691
Residential loans sold                                           10,663       12,855           --
                                                         ---------------  -----------  -----------
Total foreclosures, repayments and sales of loans             2,602,093    1,807,871    1,344,054
                                                         ---------------  -----------  -----------
Amortization of premiums, discounts and fees on loans            (3,115)      (2,819)        (485)
Provision for loan losses                                        (3,100)      (1,800)      (1,925)
                                                         ---------------  -----------  -----------
   Net increase in loans receivable                      $      276,714   $   31,687   $  131,193
                                                         ===============  ===========  ===========

     FIRST  LIEN  MORTGAGE  LOAN  ORIGINATIONS,  PURCHASES  AND SALES.  The Bank
originates and purchases for its own portfolio loans secured by first lien mortgages on completed single family residences. The Bank originates these loans primarily in the Houston metropolitan area and in geographic areas surrounding the Bank's branch locations. During 1998, 1997 and 1996, the Bank originated residential real estate loans for portfolio totaling $16.2 million, $6.3 million and $9.0 million, respectively. The majority of the Bank's residential loans have been acquired through bulk purchases in the traditional secondary market. During 1998, 1997 and 1996, the Bank purchased $293.6 million, $107.9 million and $112.4 million of such loans, respectively.

     The Bank offers, but does not actively solicit, a variety of mortgage products designed to respond to consumer needs and competitive factors. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. The Bank also originates conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which is presently $240,000, or loans that do not otherwise meet the criteria established by FNMA or FHLMC). Such loans are originated based on underwriting guidelines or standards required by the Secondary Market Investors ("SMI") to whom such loans are intended to be sold. During 1998, fewer than 10% of the mortgage loans originated by the Bank were non-conforming mortgage loans.

     In addition to 15-year and 30-year conventional mortgages, the Bank offers special products designed to provide to its customers lower rates of interest or lower principal and interest payments. Borrowers may choose from a wide variety of combinations of interest rates and points on many products so that they may elect to pay higher points at closing and lower interest over the life of the loan, or pay a higher interest rate and reduce the points payable at closing. In addition, from time to time mortgages are offered in the following categories: those which allow the borrower to make lower monthly payments for the first one, two or three years of the loan; fixed rate mortgages; and adjustable rate mortgages having interest rate adjustments every one, five or seven years based upon a specified independent index.

     Borrower demand for adjustable rate mortgage loans compared to fixed rate mortgage loans is a function of interest rate levels, consumer expectations for changes in interest rate levels and the difference between interest rates and loan fees offered for fixed rate mortgage loans and for adjustable rate mortgage loans. The Bank's loan origination volume has been subject to some minor seasonal variations, with the heaviest demand in the late spring and summer months. Loan demand is also affected by the general interest rate environment and, to a large measure, by the general state of the local economy.

     During times of relatively lower market interest rates, demand by previous borrowers for refinancings increases. Refinancings are not solicited by the Bank. However, if a request for a refinancing is received, borrowers are offered current mortgage loan products. Refinancings are generally processed in a manner identical to original originations and charged the same fees.

     The Bank has also acquired residential real estate loans for its portfolio through purchases from correspondent lenders and through bulk purchases when the prices of these purchases are considered to be favorable.

     Beginning in 1994, the Bank began originating residential mortgage loans through selected correspondent lenders who would originate then immediately sell the loans to the Bank. All such loans were underwritten in accordance with the Bank's policies and procedures. During 1998, 1997 and 1996, the Bank originated $1.4 million, $26.9 million and $71.5 million, respectively, through these correspondent lenders. The use of correspondent lenders was essentially discontinued during 1997, with the focus of acquiring loans turning to bulk purchases.

     The acquisition of residential real estate loans has primarily been accomplished through bulk purchases in the traditional secondary market (from mortgage companies, financial institutions, investment banks and CBCC beginning in 1997). Bulk purchases allow the Bank to obtain residential real estate mortgage loans without the cost of origination activities. Personnel from the Bank generally analyze loan bid packages, as they become available from CBCC and from third parties, and the PCC reviews the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The bid price with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan portfolios that meet the Bank's purchase criteria.

     The Bank sells mortgage loans and mortgage loan servicing from time to time in order to replace the loans and servicing with instruments which have higher credit quality and less interest rate risk. During 1998, the Bank did not originate or purchase any loans with the intent to sell them to SMIs, but did sell $10.7 million of single family residential loans to SMIs. During the years ended 1997 and 1996, the Bank originated or purchased with the intent to sell $4.1 million and $11.2 million, respectively, of single family residential mortgage loans and sold $4.4 million and $11.7 million, respectively, of such loans to SMIs.

     While the Bank has the general authority to originate and purchase loans secured by real estate located anywhere in the United States, the largest concentration of its residential first lien mortgage and construction loan portfolios is secured by realty located in Texas.

     RESIDENTIAL CONSTRUCTION LENDING. The Bank initiated a construction lending program with local builders in the latter part of 1989 which has grown considerably since its inception. At the initiation of the program, management of the Bank surveyed the members of the residential construction industry in the Bank's Houston market area and targeted those companies, and, in the ensuing years, others that management believed, based upon its market research, to be financially strong and reputable. Loans are made primarily to fund residential
construction.    Construction  loans  are  made  on  pre-sold  and  speculative residential homes only in well located, viable subdivisions and planned unit developments.

     The builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit (which is generally 90 days to one year), the interest rate of the loans to be offered under the line (which is generally set at a rate above The Wall Street Journal prime rate or LIBOR on the outstanding monthly loan balance) and the loan fees payable. When the builder desires to draw upon a short-term line of credit, a separate loan application must be made under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately underwritten and approved after the builder's master file is updated and reviewed.

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

     The loan-to-value ratio (applied to the underlying property that collateralizes the loan) of any residential construction loan may not exceed the lesser of 85% of appraised value or 100% of the actual cost. All individual loans are limited in dollar amount based upon the project proposed by the builder. Draws for lot purchases are generally limited to the contracted sales price of the lot (to include escalations) not to exceed 100% of the lot's appraised value. Other special conditions which the Bank attaches to its construction loans include a requirement that limits the number and dollar amount of loans which may be made based upon unsold inventory. The Bank may also, in its sole discretion, discontinue making any further loans if the builder's unsold inventory exceeds a certain level from all lending sources or if the builder fails to pay its suppliers or subcontractors in a timely manner.

     The Bank provides construction financing for homes that generally are priced below $450,000, with most homes priced between $125,000 and $300,000. In this price range, the Bank has experienced the shortest duration of term, the highest annualized yield and the least likelihood of defaults because of the generally high number of pre-completion sales. The Bank will also make individual construction loans to builders or individuals on single homes or a panel of homes on substantially the same terms and conditions as loans granted under the Bank's line of credit program.

     At December 31, 1998, the Bank had $67.5 million in outstanding residential construction loans (net of loans in process of $48.2 million) of which $192,000 were on nonaccrual status. At the present time, the Bank has approved builders domiciled in the Houston, Dallas, and Austin metropolitan areas and is selectively soliciting new builders for its residential construction lending program. Of the approved builders, two of the builders domiciled in Houston are authorized for the funding of loans outside the state of Texas. At December 31, 1998, there were loans totaling $519,000 for these builders in the state of Arizona. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship.

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

     COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LENDING. The Bank initiated a program in 1993 to actively seek loans secured by commercial or multifamily properties. Commercial real estate and multifamily mortgage loans typically involve higher principal amounts and repayment of the loans generally depends, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are for a short to medium term of between one to seven years, and have floating rates or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are primarily located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral. At December 31, 1998, commercial real estate loans totaling $257.7 million and multifamily mortgage loans of $119.4 million were outstanding. At December 31, 1998, the Bank had commercial real estate loans totaling approximately $149,000 that were on nonaccrual status and no multifamily mortgage loans on nonaccrual status.

     The Bank began originating commercial real estate and multifamily construction loans in 1996. The Bank generally underwrites these loans in the same way it underwrites its multifamily mortgage loans and attempts to manage the risk of such loans by requiring that the builders provide more equity in the project than is required in refinancings, lending to builders with strong financial statements and requiring that borrowers purchase, if required by the movement of general market interest rates, interest rate caps for their loans. At December 31, 1998, commercial and multifamily construction loans totaling $21.3 million (net of loans in process of $19.0 million) were outstanding, none of which were on nonaccrual status.

     WAREHOUSE LENDING. Since 1992, the Bank has provided or participated in lines of credit to mortgage companies generally for their origination of single family residential loans which are generally sold no more than 90 days from origination to FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or to private investors. The lines of credit are generally renewable annually. Borrowers pay interest on funds drawn at a floating rate. In addition, the Bank usually receives a fee for each loan file processed. The
Bank (or the lead lender in a participation) holds the original mortgage loan notes and other documentation as collateral until repayment of the related lines of credit, except when a third party bank is acting as the lead bank in the lending relationship.

     Warehouse loans are underwritten in accordance with Bank policies and procedures. Interested loan originators who contact or are contacted by the Bank are asked to prepare a loan application which seeks detailed information on the originator's business. After evaluating the application and independently verifying the applicant's credit history, if the originator appears to be a likely candidate for approval, Bank personnel will visit the originator and review, among other things, its business organization, management, quality control, funding sources, risk management, loan volume and historical delinquency rate, financial condition, contingent obligations and regulatory compliance. The originator pays a fee for this review to offset a portion of the Bank's expense; this amount is deducted from the origination fee if the line of credit is approved. If the originator meets the established criteria, its application is submitted for approval. It is the policy of the Bank to apply substantially the same underwriting standards to loan participations as are applied to loans with similar characteristics originated directly by the Bank.

     Bank personnel attempt to minimize the risk of making Warehouse loans (excluding participations in loans where a third party bank is acting as the lead bank) by, among other things, (i) taking physical possession of the originator's collateral, (ii) directly receiving payment from secondary market investors when the loans are sold and remitting any balance to the borrower after deducting the amount borrowed for that particular loan, (iii) visiting the originator's office from time to time to review its financial and other records and (iv) monitoring each originator: (a) by periodically reviewing each originator's financial statements, loan production delinquency and commitment reports; and, (b) on an annual basis, by reviewing the originator's audited financial statements and the auditor's letter to the originator's board of directors. In particpations in loans where a third party bank is acting as the lead bank, the Bank relies on the lead bank to perform substantially the same procedures as noted above.

     During 1998, the Bank originated $1.6 billion of Warehouse loans and had Warehouse loans outstanding of $173.1 million at December 31, 1998. At December 31, 1998, there were two Warehouse loans, totaling $10.0 million, on nonaccrual status, one of which is described below.

     On August 11, 1998, the Bank approved the purchase of a $10.0 million participation in a warehouse loan aggregating $25.0 million to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively the "Mortgage Banker"). The lead lender ("Lead Lender") in this facility is a major commercial bank and the loan is secured by subprime residential loans. In late January 1999, due to a lack of liquidity, the Mortgage Banker ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of the Mortgage Banker's books and records, marshal that company's assets and continue its loan servicing operations. A voluntary petition under Chapter 11 of the U.S. Bankruptcy Code was filed in the U.S. Bankruptcy Court for the Eastern District of Michigan for the Mortgage Banker on or about February 11, 1999, by the conservator, who has been appointed the "debtor-in-possession", to allow the conservator time to develop a plan of reorganization while protecting the assets of the Mortgage Banker.

     The Bank has hired special bankruptcy counsel to represent it in this situation and has been involved in discussions with the Lead Lender regarding the status of the loan. Although the Bank has been informed by the Lead Lender that the Bank's loan is collateralized by residential loans, the Bank, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent the Bank from incurring a loss. Effective December 31, 1998, the Bank put this loan on nonaccrual and has allocated $1.5 million of the general reserve to this loan. The Bank is continuing to monitor this situation and will make additions to the overall allowance for loan losses as considered necessary based on its existing policy. At this time, the Bank is unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker.

     MSR LENDING. Since 1992, the Bank has loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. The mortgage companies receive fees for servicing mortgage loans which include collecting and remitting loan payments to FNMA, FHLMC and other investors. Loans of this nature generally have terms of one to five years, and are generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans are made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans are collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. MSR loans are underwritten in substantially the same manner as Warehouse loans. Bank personnel closely monitor MSR borrowers by, among other things, reviewing the borrower's financial condition and operations in the same manner as they do for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio does not exceed 75.0% during the life of the loan. If the continuing loan-to-value ratio exceeds that amount, the borrower is asked to repay a portion of the principal balance to maintain the ratio limit. At December 31, 1998, the Bank had $3.9 million in outstanding MSR loans and had discontinued soliciting MSR financing during the year. At December 31, 1998, there were no MSR loans on nonaccrual status.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank originates loans to residential real estate builders and developers for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into saleable lots. The Bank generally lends only to major developers with good track records and strong financial capacity and on property where substantially all of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 24 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold to builders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 1998, the Bank had $43.3 million (net of loans in process of $32.6 million) of real estate acquisition and development loans outstanding. At December 31, 1998, there were no real estate acquisition and development loans on nonaccrual status.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program is a strategic goal of Bank management. The Texas Capital acquisition provided the Bank with an established commercial business lending program to small and medium sized companies primarily in the Houston and Austin metropolitan areas. In 1997 and 1998, management continued to develop the infrastructure for commercial business lending in most of the Bank's major markets by developing the PCC and adding business banking loan officers. In 1998, the Bank acquired twelve commercial bank branches and significantly increased the Bank's commercial business loan origination capacity. The commercial, financial and industrial loans ("Commercial Business loans") are generally made to provide working capital financing or asset acquisition financing to businesses and are generally secured by the borrower's working capital assets (i.e., accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e., operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) at a spread over prime rate or LIBOR and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand the acquired commercial business lending program, while managing the associated credit risk by continually monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 1998, Commercial Business loans outstanding totaled $92.2 million, of which $496,000 of such loans were on nonaccrual status.

     CONSUMER LENDING. The Bank makes available traditional consumer loans, such as home improvement, home equity, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits to consumers in the markets served by its retail branches and business banking centers. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 1998, the Bank had $67.0 million in consumer and other loans outstanding and $13.2 million in loans secured by savings deposits.

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

     The Bank has a lending agreement to purchase loans through a correspondent to refinance new and used automobiles. During 1998, the Bank purchased a total of $34.6 million automobile loans under this agreement, of which $29.6 million, included in total consumer and other loans, were outstanding at December 31, 1998. At December 31, 1998, $75,000 of these loans were on nonaccrual status and as of December 31, 1998, only $160,000 of these loans had been repossessed or charged off.

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

     It is the Bank's general policy not to recognize interest income on loans past due 90 days or more. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current interest income. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, particularly if management believes that the individual loan is in the process of collection and the interest is fully collectible.

     The following table sets forth information regarding the Bank's nonperforming assets of the dates shown.


                                                                              At December 31,
                                                                          1998      1997      1996
                                                                    -----------  --------  --------
                                                                         (Dollars in thousands)
Nonaccrual loans:
 First lien single family mortgage                                  $   11,883   $15,591   $12,238
 Residential construction                                                  192        --        --
 Commercial real estate                                                    149       322        32
 Commercial construction                                                    --       900        --
 Commercial, Warehouse                                                  10,042        --        --
 Commercial, financial and industrial                                      496       485       496
 Consumer and other                                                         75        53        73
                                                                    -----------  --------  --------
 Total nonaccrual loans                                                 22,837    17,351    12,839
                                                                    -----------  --------  --------
Loans greater than 90 days delinquent
 and still accruing:
 First lien single family mortgage                                         189        --       106
 Multifamily mortgage                                                      190        --        --
 Residential construction                                                   --        79        52
 Commercial real estate                                                    293        91       881
 Commercial, financial and industrial                                      808       120        14
 Consumer and other                                                        224        50       142
   Total loans greater than 90 days
     delinquent and still accruing                                       1,704       340     1,195
                                                                    -----------  --------  --------
Total nonperforming loans                                               24,541    17,691    14,034
                                                                    -----------  --------  --------

Total REO and repossessed assets                                         4,927     3,198     3,161
                                                                    -----------  --------  --------
Total nonperforming assets                                          $   29,468   $20,889   $17,195
                                                                    ===========  =======    =======

Ratio of nonperforming
 assets to total assets                                                   0.99%     0.72%     0.60%
                                                                    ===========  =======    =======
Ratio of nonaccrual loans to total
 loans receivable                                                         1.48%     1.38%     1.04%
                                                                    ===========  ========  ========
Ratio of nonperforming loans to total
 loans receivable                                                         1.60%     1.40%     1.14%
                                                                    ===========  ========  ========

     At December 31, 1998, approximately $835,000 in additional interest income would have been recorded in the year then ended on the above loans accounted for on a nonaccrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. For the year ended December 31, 1998, $480,000 in interest income was included in net income for these same loans prior to the time they were placed on nonaccrual status.

     At December 31, 1998, the Bank had 173 first lien single family residential mortgage loans on nonaccrual status, aggregating $11.9 million, with an average balance of approximately $69,000. A total of 151 of these loans, with an aggregate balance of $9.7 million, were acquired through bulk loan purchases and 7 of these loans, with an aggregate balance of $294,000, were acquired in acquisitions. Of the 151 residential mortgage loans acquired through bulk purchases, at December 31, 1998, 30 of such loans totaling $1.5 million were being serviced by other institutions, which constituted 1.0% of the $154.6 million of aggregate loans serviced by others.

     At December 31, 1998, the Bank had 2 warehouse loans totaling $10.0 million
on  nonaccrual  status.    See  "Warehouse  Lending."

     At December 31, 1998, nonperforming assets included REO with an aggregate book value of $4.9 million and repossessed assets of $2,000. At such date, the Bank's REO consisted of 24 single family residential properties totaling $2.1 million, 11 commercial properties totaling $2.7 million and 2 residential construction properties totaling $104,000.

     At December 31, 1998, in addition to the loans on nonaccrual status, the Bank had $9.7 million in loans classified as substandard, $83,000 classified as doubtful, $9,000 classified as loss and $9.7 million of loans designated as "special mention" for regulatory purposes. Loans designated as "special mention" are not currently required to be classified for regulatory purposes but have potential weaknesses or risk characteristics that could result in future problems.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 1998, the carrying value of impaired loans totaled approximately $1.7 million and the related allowance for loan losses on those impaired loans totaled $880,000. The average balance of impaired loans during the year ended December 31, 1998 was approximately $1.7 million. For the year ended December 31, 1998, the Bank did not recognize interest income on loans considered impaired.

     The Bank had loaned $115.7 million at December 31, 1998, under its residential construction lending program to multiple borrowers who are engaged in similar activities. These borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential Construction Lending." Except for concentrations in its Warehouse lending lines, the Bank had no other loan concentrations. At December 31, 1998, the Bank had $173.1
million  of  Warehouse  loans  outstanding.    See  "Warehouse  Lending."

     ALLOWANCE FOR LOAN LOSSES. The Bank maintains loan loss allowances to absorb future losses that may be realized on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.


                                                                     Year  Ended  December  31,


                                                                  1998      1997     1996     1995     1994
                                                              ---------  --------  -------  -------  -------
                                                                           (Dollars in thousands)
Balance at beginning of year                                  $  7,412   $ 6,880   $5,703   $2,158   $1,527
Charge-offs(1)                                                  (1,693)   (1,416)    (851)    (404)    (329)
Recoveries                                                         282       148      103       17       26
Provision for loan losses                                        3,100     1,800    1,925    1,664      934
Allowance of acquired entities(2)                                2,257        --       --    2,268       --
                                                              ---------  --------  -------  -------  -------
Balance at end of the year                                    $ 11,358   $ 7,412   $6,880   $5,703   $2,158
                                                              =========  ========  =======  =======  =======
Ratio of net charge-offs during the
period to average net loans
outstanding during the period                                     0.10%     0.10%    0.06%    0.05%    0.06%
                                                              =========  ========  =======  =======  =======


________________________

(1)In 1998, $544,000 of the charge-offs were attributable to single family residential loans, $648,000 to Commercial Business loans, $477,000 to consumer and other loans and $24,000 to commercial real estate loans. In 1997, $591,000 of the charge-offs were attributable to single family residential loans, $472,000 to Commercial Business loans, $349,000 to consumer and other loans and $4,000 to commercial real estate loans. In 1996, $651,000 of the charge-offs were attributable to single family residential loans, $142,000 to consumer and other loans and $58,000 to Commercial Business loans. In 1995, $359,000 of the charge-offs were attributable to single family residential loans and $45,000 to consumer and other loans. In 1994, the charge-offs were fully attributable to single family residential loans.

(2)The allowance of acquired entities in 1998 represents the allowance for loan losses recorded in connection with the loans acquired in the 1998 branch acquisition. The amount in 1995 represents the allowance for loan losses recorded in connection with (i) a bulk loan package acquired and (ii) the loans acquired in the Texas Capital acquisition.

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.




                                                                            At December 31,
                                                               1998     1997     1996     1995     1994
                                                           --------  -------  -------  -------  -------
                                                                            (In thousands)
First lien residential mortgage                            $  3,238  $ 2,566  $ 2,217  $ 2,992  $ 1,191
Multifamily mortgage                                            383      511      369      249      188
Residential construction                                        343      251      223      307      278
Real estate acquisition and development                         759      316      261      130      142
Commercial real estate                                        2,112    1,468    1,151    1,072      152
Commercial construction                                         225      203       20       --       --
Commercial, Warehouse and MSR                                 1,722      494      361      230       98
Commercial, financial and industrial                          1,750    1,008      985      395       --
Consumer and other                                              826      233      374      177      109
Unallocated                                                      --      362      919      151       --
                                                           --------  -------  -------  -------  -------
 $                                                         $ 11,358  $ 7,412  $ 6,880  $ 5,703  $ 2,158
                                                           ========  =======  =======  =======  =======



     The following table sets forth the allocation of the provision (reduction of allowance) for loan losses by loan type during the periods indicated.



                                                                 Year Ended December 31,
                                                    1998      1997      1996      1995    1994
                                                  --------  --------  --------  --------  ------
                                                   (In thousands)
First lien residential mortgage                   $ 1,142   $   908   $  (180)  $ 1,032   $ 743
Multifamily mortgage                                 (184)      142       120        23      60
Residential construction                               55        28       (84)      (67)   (174)
Real estate acquisition and development               443        55       131       (25)    106
Commercial real estate                                 82       321        79       479     128
Commercial construction                               (36)      183        20        --      --
Commercial, Warehouse and MSR                       1,228       133       131       132     (49)
Commercial, financial and industrial                  240       416       618        --      --
Consumer and other                                    846       171       322        90     120
Unallocated                                          (716)     (557)      768        --      --
                                                  --------  --------  -------   -------   ------
                                                  $ 3,100   $ 1,800   $ 1,925   $ 1,664   $ 934
                                                  ========  ========  ========  ========  ======



     Provisions for loan losses are charged to earnings to bring the total allowance to a level deemed appropriate by management based on such factors as historical loss experience, the volume and type of lending conducted by the Bank, identification of adverse situations which may affect the ability of borrowers to repay, the amount of nonperforming assets, industry standards, regulatory policies, generally accepted accounting principles, general economic conditions, particularly as they relate to the Bank's lending area, and other factors related to the collectibility of the Bank's loan portfolio. During the year ended December 31, 1998, the increased provision for loan losses was recorded due to the continuing change in the composition of the loans receivable portfolio from more traditional residential real estate type loans to commercial type loans. At December 31, 1998, single family mortgage and residential construction loans made up approximately 49% of the loans receivable portfolio as compared to 58% at December 31, 1997, a decrease of 9%. This change occurred, and is expected to continue to occur, as a result of management's emphasis on commercial business lending and the loans acquired in 1998.

     The Board of Directors of the Bank reviews its Asset Classification and Allowance Policy ("ACAP") at least annually. As a result of a comprehensive revision of such policy in 1996, the Bank changed its method of assessing the adequacy of the allowance for loan losses. The revised policy provides that the Bank will annually establish a monthly provision amount to be added to the allowance for loan losses and the resultant allowance will be "tested" monthly for adequacy based on the allocation methodology described below. The minimum allowance allocation to first lien residential mortgage loans greater than 90 days delinquent is a general allocation of 5% of the aggregate net book value. All other first lien residential mortgage loans are allocated a general allowance of 0.10% of the aggregate net book value. The Bank generally allocates the allowance to multifamily, residential construction, commercial construction, real estate acquisition and development, commercial real estate, Warehouse, MSR, Commercial Business and consumer and other loans in the following percentages of outstanding principal amounts: 0.25%, 0.25%, 0.50%, 1.0%, 0.50%, 0.25%, 0.50%, 1.0% and 1.0%. In addition, a general allowance allocation is calculated on unfunded commitments and letters of credit using the general allowance percentages described above for the applicable loan type. Specific allocations of the general allowance are established by management on specific loans or groups of loans as considered necessary.

     The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its low level of nonperforming loans and its historical loss experience. Management continues to review its loan portfolio to determine whether its ACAP should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or
other  conditions  change  substantially.    In  addition,  the  FDIC  and  the
Department, as an integral part of their examination processes, periodically review the Bank's loan loss allowances. These agencies may require the Bank to establish additional loan loss allowances, based on their respective judgments of the information available at the time of the examinations.

     As noted previously, on August 11, 1998, the Bank approved the purchase of a $10.0 million participation in a warehouse loan. In late January 1999, due to a lack of liquidity, the Mortgage Banker ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of the Mortgage Banker's operations and has also been appointed "debtor-in-possession" under a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

     The Bank has hired special bankruptcy counsel to represent it in this situation and has been involved in discussions with the Lead Lender regarding the status of the loan. Although the Bank has been informed by the Lead Lender that the Bank's loan is collateralized by residential loans, the Bank, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent the Bank from incurring a loss. Effective December 31, 1998, the Bank put this loan on nonaccrual and has allocated $1.5 million of the general reserve to this loan. The Bank is continuing to monitor this situation and will make additions to the overall allowance for loan losses as considered necessary based on its existing policy. At this time, the Bank is unable to determine the timing, probability, or the amount of any loss which might result from a default by the Mortgage Banker.

     MORTGAGE LOAN SERVICING. The Bank services residential real estate loans for its own portfolio as well as for others, including FNMA, FHLMC and other private mortgage investors through CBS Mortgage, a division of the Bank ("CBS Mortgage"). Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest-bearing accounts at the Bank. At December 31, 1998, the Bank had $5.0 million deposited in such escrow accounts.

     CBS Mortgage receives fees for servicing mortgage loans, which generally range from 0.250% to 0.375% per annum on the declining principal balance of fixed rate mortgage loans and from 0.375% to 0.500% per annum on the declining principal balance of adjustable rate mortgage loans. Such fees serve to compensate CBS Mortgage for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. For the years ended 1998, 1997 and 1996, CBS Mortgage earned $642,000, $1.4 million and $1.6 million, respectively, in conjunction with its loan servicing. Servicing fees are collected out of the monthly mortgage payments made by borrowers and are net of the amortization of mortgage servicing rights.

     CBS Mortgage's servicing portfolio is subject to reduction by normal amortization, by prepayment or by foreclosure of outstanding loans. At December 31, 1998, 1997 and 1996, CBS Mortgage had an aggregate loan servicing portfolio of $1.2 billion, $1.6 billion and $1.7 billion, respectively. Of these amounts at such respective dates, CBS Mortgage serviced loans for the Bank's portfolio aggregating $707.0 million, $890.3 million and $958.4 million and serviced loans for others aggregating $519.2 million, $675.7 million and $776.7 million. At December 31, 1998, 57.7% of the dollar value of loans being serviced by CBS Mortgage was for the Bank's portfolio, 13.6% was being serviced for FHLMC, 27.0% was being serviced for FNMA and 1.7% was being serviced for others.

     No servicing rights were purchased by CBS Mortgage in 1998, 1997 or 1996. As of December 31, 1998, an aggregate of $519.2 million of CBS Mortgage's $1.2 billion servicing portfolio, or 42.3%, was loans serviced for others. At December 31, 1998, CBS Mortgage had no commitments for further purchases of mortgage servicing rights.

     The amount, if any, by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of origination cost or current amortized book value must be deducted from capital in calculating regulatory capital. See "Regulation - Regulatory Capital Requirements." At December 31, 1998, there were no deductions from the Bank's capital for purchased mortgage servicing rights valuation adjustments.

     The following table sets forth certain information regarding CBS Mortgage's servicing portfolio of mortgage loans for the periods indicated.


                                                    Year  Ended  December  31,

                                                      1998         1997         1996
                                               -----------  -----------  -----------
                                                           (In thousands)
Beginning servicing portfolio                  $ 1,566,004  $ 1,735,089  $ 1,725,400
                                               -----------  -----------  -----------
Bank loan originations                             127,620      140,673      104,023
Bank whole loans acquired                           93,170      126,864      185,176
                                               -----------  -----------  -----------
 Total servicing originated
 and acquired                                      220,790      267,537      289,199
                                               -----------  -----------  -----------
Loans sold servicing released                          764           --           47
Amortization and payoffs                           554,603      430,373      273,219
Foreclosures                                         5,189        6,249        6,244
                                               -----------  -----------  -----------
 Total servicing reductions                        560,556      436,622      279,510
                                               -----------   ----------  -----------
Ending servicing portfolio                     $ 1,226,238  $ 1,566,004  $ 1,735,089
                                               ===========  ===========  ===========



MORTGAGE-BACKED  SECURITIES

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 1998, the Company's mortgage-backed securities portfolio (including $96.6 million of mortgage-backed securities available-for-sale), net of unamortized premiums and unearned discounts, amounted to $1.3 billion, or 41.9%, of total assets. When investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. At December 31, 1998, the Company's net mortgage-backed securities had an aggregate market value of $1.2 billion.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.


                                                        At  December  31,

                                       1998                      1997                     1996
                            -----------------------     ----------------------   -----------------------
                                Amount     Percent         Amount     Percent      Amount       Percent
                            ------------  --------      ----------   --------    ----------    ---------
(Dollars in thousands)
Held-to-maturity:
 REMICS                     $ 1,059,924     91.82%     $ 1,232,219     91.59%    $ 1,213,849     90.25%
 FNMA certificates               61,590      5.34           69,906      5.20          77,324      5.75
 GNMA certificates               21,235      1.84           28,701      2.13          33,900      2.52
 Non-agency certificates         11,530      1.00           14,586      1.08          19,826      1.48
 Interest-only securities             1        --               20        --              38        --
                            ------------  --------     ------------  --------    ------------  --------
                              1,154,280    100.00%       1,345,432    100.00%      1,344,937    100.00%
                                          ========                   ========                  ========
 Unamortized premium              2,100                      2,831                     3,153
 Unearned discount               (2,264)                    (3,173)                   (3,503)
                            -----------                ------------              ------------
Total held-to-maturity      $ 1,154,116                $ 1,345,090               $ 1,344,587
                            ============               ============              ============

Available-for-sale:
 REMICS                     $    98,892                $   173,717               $   185,651
 Unamortized premium                  8                         25                        33
 Unearned discount                 (168)                      (247)                     (255)
 Net unrealized loss             (2,123)                    (3,498)                   (4,773)
                            -----------                ------------              ------------
Total available-for-sale    $    96,609                $   169,997               $   180,656
                            ============               ============              ============

Total mortgage-backed
 securities                 $ 1,250,725                $ 1,515,087               $ 1,525,243
                            ============               ============              ============



     The mortgage-backed securities which the Bank purchases and maintains in portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "A" or better by the national securities rating agencies, certain types of collateralized mortgage obligations ("CMOs") and interest-only ("IO") certificates. The IO securities held at December 31, 1998 were purchased in 1990 and have a net book value of only $1,000. The Company has not purchased IO securities since 1990. The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental (GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Bank that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities generally earn a credit rating of "A" or better from one or more of the national securities rating agencies.

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

     The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as IOs) which possess average life or price volatility in excess of a benchmark fixed rate 30 year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, the security may remain in the held-to-maturity portfolio as long as the institution has the positive intent to hold the security to maturity and has a documented plan in place to manage the higher risk. At December 31, 1998, the Bank had mortgage-backed securities considered "high risk" with a recorded booked value of approximately $9.9 million. These securities were not considered "high risk" at purchase, but were later found to be "high risk" based on the results of the required tests. The Bank has the positive intent to hold these securities to maturity and has documented the Bank's plan to manage the higher risk of these securities. If the Bank should elect to consider a new type of security for its portfolio, the Bank intends to ascertain in advance that the security does not fail any of the tests that will qualify it as a "high risk mortgage security." The Bank will not purchase any security that fails such tests unless it has in place a documented plan to manage the higher risk of that security and has approval from the Board of Directors.

The following table sets forth the Company's activities with respect to mortgage-backed securities (including held-to-maturity and available-for-sale) during the periods indicated.


                                                Year  Ended  December  31,

                                                  1998       1997       1996
                                              ----------  ---------  ---------
                                                      (In thousands)
Mortgage-backed securities
 held-to-maturity purchased                   $   8,203   $ 56,136   $     --

Mortgage-backed securities
 available-for-sale sold                        (48,550)   (11,308)      (864)

Amortization of premiums,
 net of discount accretion                         (132)       (83)      (552)

Change in unrealized loss on
 mortgage-backed securities
 available-for-sale                               1,375      1,275     (4,013)

Principal repayments on
 mortgage-backed securities                    (225,258)   (56,176)   (51,495)
                                              ----------  ---------  ---------
Net decrease in
 mortgage-backed securities                   $(264,362)  $(10,156)  $(56,924)
                                              ==========  =========  =========



     The Company classifies securities as either held-to-maturity or available-for-sale. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to maturity. Securities held-to-maturity are recorded at amortized cost. Permanent declines in the value of held-to-maturity securities are charged to earnings in the periods in which the declines are determined. Securities available-for-sale are securities other than those held-to-maturity or for trading purposes and are recorded at fair value, with unrealized gains and losses excluded from earnings and recorded net of tax as other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses on securities are recorded in earnings in the year of sale based on the specific identification of each individual security sold. Premiums and discounts on mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion being adjusted when the prepayments are received.

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

     DEPOSITS. The Bank attracts a majority of its deposits through its 49 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. The Bank also obtains deposits through acquisitions. In 1998, the Bank assumed approximately $355.4 million in deposits in an acquisition of twelve commercial bank branches. The Bank offers a variety of traditional deposit products which currently includes interest-bearing checking, noninterest-bearing checking, savings, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. Beginning in 1995 with the acquisition of Texas Capital, the Bank's management has pursued its commercial banking strategy related to deposits designed to increase the level of lower cost transaction and commercial deposit accounts. During 1996 and early in 1997, the Bank began to offer a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts. The acquisitions and marketing efforts have resulted in the outstanding balances of demand deposit accounts increasing to 32.1% of total deposits at December 31, 1998 from 26.4% at December 31, 1997.

     The following table shows the distribution of and certain other information relating to the Company's deposits by type at the dates indicated.


                                                                      At  December  31,
                                                                      -----------------
                                               1998(1)                  1997(2)                   1996(3)

                                                   Percent                    Percent                     Percent
                                                      of                         of                          of
                                        Amount     Deposits        Amount     Deposits        Amount      Deposits
                                   ------------   ---------     -----------  ---------     -----------    ---------
                                                                (Dollars in Thousands)
Demand deposit accounts:
 Noninterest-bearing checking(4)   $     95,398       5.60%     $  101,782       7.40%     $   85,259       6.50%
 Interest-bearing checking(4)            63,067       3.70          69,972       5.09          56,862       4.34
 Savings                                 48,571       2.85          25,555       1.86          22,135       1.69
 Money market demand(4)                 339,481      19.91         165,986      12.07         151,046      11.52
                                   ------------  ---------     -----------  ---------     -----------  ---------
   Total demand deposit accounts        546,517      32.06         363,295      26.42         315,302      24.05
                                   ------------  ---------     -----------  ---------     -----------  ---------
Certificate accounts:
 Within 1 year                          965,443      56.64         781,455      56.83         772,690      58.94
 1-2 years                              148,049       8.69         186,734      13.58         158,583      12.10
 2-3 years                               22,347       1.31          30,028       2.18          40,961       3.12
 3-4 years                               11,833       0.69           7,292       0.53          18,268       1.39
 4-5 years                               10,176       0.60           6,153       0.45           5,064       0.39
 Over 5 years                               240       0.01             178       0.01             165       0.01
                                   ------------  ---------     -----------  ---------     -----------   ---------
     Total certificate accounts       1,158,088      67.94       1,011,840      73.58         995,731      75.95
                                   ------------  ---------      -----------  ---------     -----------  --------
                                      1,704,605     100.00%      1,375,135     100.00%      1,311,033     100.00%
                                                 ==========                  =========                  =========
 Premium (discount) on purchased
   savings deposits, net                    399                        (75)                      (198)
                                   ------------                 -----------                -----------
     Total                         $  1,705,004                  $1,375,060                 $1,310,835
                                   ============                 ===========                ===========

________________________

(1)In 1998, the Bank assumed approximately $355.4 in deposits in connection with the acquisition of twelve branches of another financial institution.
(2)In 1997, the Bank assumed approximately $54.6 million in deposits in connection with the acquisition of one branch office of another financial institution.
(3)In 1996, the Bank assumed approximately $11.1 million in net deposits in connection with the exchange of three branch offices for one and the sale of another branch office.
(4)Effective January 1, 1998, the Bank implemented a software program which performs calculations and reclassifies a portion of the balances in noninterest-bearing and interest-bearing checking accounts to money market demand accounts pursuant to deposit types under Federal Reserve Regulation D. The amount of such reclassification was approximately $126.0 million ($55.8 million from noninterest-bearing checking and $70.2 million from interest-bearing checking) at December 31, 1998.

     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                      Year  Ended  December  31,

                                          1998                      1997                    1996
                                -----------------------   -----------------------  ----------------------
                                                           (Dollars in Thousands)
                                   Average    Average       Average    Average        Average    Average
                                   Balance   Rate Paid      Balance   Rate Paid      Balance    Rate Paid
                                -----------  ----------  -----------  ----------  -----------  ----------
Demand deposit accounts:
 Noninterest-bearing checking   $    51,612         --%  $    91,293         --%  $    85,469         --%
 Interest-bearing checking           20,628       2.18        61,392       1.78        49,181       2.07
 Savings                             35,162       2.20        23,912       2.29        22,104       2.32
 Money market demand(1)             315,141       2.37       158,993       3.63       157,933       3.64
Certificate accounts              1,063,277       5.40     1,008,845       5.50       970,433       5.42
                                -----------  ----------  -----------  ----------  -----------  ----------
 Total deposits                 $ 1,485,820       4.45%  $ 1,344,435       4.68%  $ 1,285,120       4.66%
                                ===========  ==========  ===========  ==========  ===========  ==========

________________________

(1)Includes amounts reclassified from noninterest-bearing and interest-bearing checking accounts pursuant to the Bank's program under Federal Reserve Regulation D as follows:

     Noninterest-bearing  checking          $    63,130
     Interest-bearing  checking                  67,778
                                             ----------
                                               $130,908
                                             ==========

     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 1998, which mature during the periods indicated.


                                                          Amounts  at  December  31,  1998  Maturing
                                                                   (In  thousands)


                                                         One Year                              Greater than
                          Amounts at December 31,        or Less       Two Years   Three Years   Three Years
                         -----------------------        ----------    ---------  ------------  ------------
                           1998             1997
                        ----------     ------------
Certificate accounts:
2.00% to 3.99%           $   45,152    $      7,905       $ 43,174      $  1,674      $    28     $   276
4.00% to 5.99%            1,019,910         899,205        860,538       118,799       20,636      19,937
6.00 to 7.99%                92,004         102,029         60,916        27,567        1,584       1,937
8.00 to 9.99%                 1,004           2,701            806            --           99          99
over 10.00%                      18              --              9             9           --          --
                         ----------    ------------       --------      --------      -------     -------
Total                    $1,158,088    $  1,011,840       $965,443      $148,049      $22,347     $22,249
                         ==========    ============       ========      ========      =======     =======




     Certificates maturing within one year consist primarily of six month and one year certificates. Historically, a majority of such certificate holders roll over their balances into new certificates with similar terms at the Bank's then current interest rates. The Bank believes that it can continue to achieve balance levels of deposits deemed appropriate by management on a continuing basis through competitive pricing.

     The following table sets forth the net deposit flows of the Bank during the periods indicated.

                                                            Year  Ended  December  31,

                                                              1998      1997      1996
                                                         -----------  --------  ---------
                                                                  (In thousands)
Net increase (decrease) before interest credited(1)      $   264,148  $  2,383  $(34,707)

Interest credited                                             65,796    61,842    58,458
                                                         -----------  --------  ---------
Net deposit increase                                     $   329,944  $ 64,225  $ 23,751
                                                         ===========  ========  =========

________________________

(1)For the years ended December 31, 1998, 1997 and 1996, reflects the effect of the assumption of $355.4 million, $54.6 million and $11.1 million of net deposit liabilities acquired in connection with branch office transactions in each respective year. The net deposit outflow in each year (net of acquired deposits) was primarily due to financial disintermediation as described below.

     The following table sets forth the amount of the Bank's certificates of deposits which are $100,000 or more by time remaining until maturity at December 31, 1998.


                                              At  December  31,  1998


                                          Number of accounts                   Deposit Amount
                                          ------------------                   ---------------
                                                                            (Dollars in thousands)
Three months or less                             784                          $   58,172

Over three through six months                    440                              49,140

Over six through twelve   months                 578                              63,534

Over twelve months                               261                              28,153
                                           ----------------                 ---------------

   Total                                       2,063                     $       198,999
                                           ================                 ===============



     The Bank's deposits are obtained primarily from residents of Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's customers. The Bank uses traditional marketing methods to attract new customers and savings deposits, including newspaper advertising. Through 1998, except as noted below, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. In early 1997, the Bank began the solicitation of deposit accounts through a "money desk." Money desk rates are only offered to institutions (primarily credit unions and municipal utility districts) and are generally up to 50 basis points higher than on regular certificate of deposit accounts.

     Management of the Bank intensified its deposit product marketing beginning in 1993 in order to increase its share of core deposits in the markets in which it operates. Management believes that the combination of the new packaged deposit products (which generally have higher minimum balance requirements and which provide value-added incentives to the customer, such as free traveler's checks, reduced or waived monthly service charges and free money orders) plus increased advertising, sales training, branch promotion and cross-selling of products will help maintain the volume of the Bank's deposits and strengthen customer relationships without requiring the Bank to alter its deposit pricing strategy. The Bank's management also believes that such efforts will assist the Bank in maintaining deposits, particularly during periods of relatively low deposit rates, which might otherwise flow out of the institution due to disintermediation (the movement of funds away from savings institutions and into direct investment vehicles such as government and corporate securities and mutual funds). Notwithstanding this plan, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by general market rates of interest.

     The Bank also provides its customers with the opportunity to invest in noninsured mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's results of operations for the years ended December 31, 1998, 1997 or
1996.    See  "Subsidiaries  of  the  Bank  -  CoastalBanc  Financial  Corp".

     BORROWINGS.    The following table sets forth certain information regarding the  borrowings  of  the  Bank  at  or  for  the  dates  indicated.


                                                      At  or  For  the  Year
                                                       Ended  December  31,
                                                    1998         1997         1996
                                               -----------  -----------  -----------

                                                    (Dollars in thousands)
FHLB advances:

 Average balance outstanding                   $  713,197   $  368,896   $  387,296

 Maximum amount outstanding
   at any month-end during the
   period                                         969,036      540,475      491,930

 Balance outstanding at end of
   period                                         966,720      540,475      409,720

 Average interest rate during the
   period                                            5.55%        5.78%        5.62%

 Average interest rate at end of
   period                                            5.24%        5.95%        5.61%

Securities sold under agreements
 to repurchase:

 Average balance outstanding                   $  579,561   $  974,136   $  930,706

 Maximum amount outstanding
   at any month-end during the
   period                                         874,784    1,035,576    1,022,085

 Balance outstanding at end of
   period                                         100,000      791,760      966,987

 Average interest rate during the
   period                                            5.49%        5.66%        5.52%

 Average interest rate at end of
   period                                            4.93%        6.00%        5.55%



     Federal funds purchased averaged approximately $149,000 and $161,000 during the years ended December 31, 1998 and 1997, respectively with an average interest rate during the periods of 5.33% and 5.59%, respectively. There were no federal funds purchased outstanding at any month-end during 1998 or 1997 and there were no federal funds purchased outstanding during the year ended December 31, 1996.

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

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include a $50.0 million variable rate line of credit, various short-term, fixed rate advances and long term, fixed and variable-rate advances. At December 31, 1998, the Bank had total FHLB advances of $966.7 million at a weighted average interest rate of 5.24%. Of the advances outstanding at December 31, 1998, $389.2 million were short-term advances with an original maturity of less than 60 days.

     The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase the same security on a specified later date at an agreed upon price. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. The dealers may loan the Bank's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 1998, the Bank had $100.0 million in borrowings under reverse repurchase agreements at a weighted average interest rate of 4.93%. At December 31, 1998, the Bank had amounts of securities at risk under securities sold under agreements to repurchase with one individual counterparty. The amount at risk with Salomon Smith Barney Inc. was $16.0 million with a maturity of 3,295 days at December 31, 1998.

     To a lesser extent, beginning in 1997, the Bank has utilized federal funds purchased from a correspondent bank for overnight borrowing purposes.

     The Asset/Liability Subcommittee of the Bank attempts to match the maturity of reverse repurchase agreements with particular repricing dates of certain assets in order to maintain a pre-determined interest rate spread. The Bank's objective is to minimize the increase or decrease in the interest rate spread during periods of fluctuating interest rates from that which was contemplated at the time the assets and liabilities were first put on the Bank's books. The Bank attempts to alter the interest rate risk associated with the reverse repurchase agreements through the use of interest rate swaps and interest rate caps purchased from certain large securities dealers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in Item 7 hereof.

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 1998, the Bank was authorized to have a maximum investment of approximately $298.0 million in its subsidiaries.

     At December 31, 1998, the Bank had one active wholly-owned subsidiary, the activity of which is described below. At December 31, 1998, the Bank's aggregate equity investment in its subsidiary was $131,000 and the Bank had a receivable from such subsidiary totaling $26,000.

     On December 30, 1998, CBS Mortgage Corp., a former subsidiary of the Bank, was dissolved and merged into the Bank. The former CBS Mortgage Corp. is now
operated  as  CBS  Mortgage,  a  division  of    the  Bank.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("Financial Corp.") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of Financial Corp. Over the past four years, Financial Corp. has been inactive in its investment advisory capacity. Financial Corp. became active during the last quarter of 1992 in connection with the sale of mutual funds through third party intermediaries. Fees generated net of expenses, resulted in a net income of $49,000, $35,000 and $40,000 for the years ended December 31, 1998, 1997 and
1996,  respectively.

AFFILIATE  OF  THE  BANK

     COASTAL  BANC  CAPITAL  CORP.    CBCC is a direct subsidiary of HoCo and an
affiliate of the Bank. CBCC is engaged in the business of purchasing and reselling packages of whole loan assets on behalf of the Bank and institutional investors. The loan packages acquired by CBCC are offered to the Bank on the same terms and at the same time that they are offered to other prospective purchasers. During 1998, CBCC purchased whole loan assets totaling $316.3 million, $290.0 million of which were sold to the Bank and $26.3 million of which were sold to third party investors. During the year ended December 31, 1998, CBCC recorded gains on the sale of loans to the Bank of $841,000 and gains on the sale of loans to third party investors of $164,000. The $841,000 gain on the sale of loans to the Bank was recorded on the Bank's financial statements as a premium on purchased loans and is being amortized over the life of those loans. All intercompany balances and transactions have been eliminated in consolidation. At December 31, 1998, HoCo's unconsolidated equity investment in CBCC was $351,000. CBCC had net income (before eliminations) of $275,000 for the year ended December 31, 1998 and a net loss of $24,000 for the period ended December 31, 1997.

     Commissions received by CBCC from the Bank are calculated at a market rate and are not greater than those paid to non-affiliates in similar transactions. The Bank and CBCC have entered into a mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $17.0 million revolving line of credit to be drawn upon from time to time by CBCC to finance the acquisition of whole loan assets and the holding of such assets until they are sold. The advances drawn by CBCC are collateralized by such assets purchased and held by CBCC. There were no amounts outstanding on this line of credit at December 31, 1998. All transactions between the Bank and CBCC are within regulatory guidelines.

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

     FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings bank. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation of The Bank - Qualified Thrift Lender Test."

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

     The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"), or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 1998, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks and for all other state-chartered, FDIC-supervised banks, the minimum Tier 1 capital ratio shall not be less than 4.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1998, the required Tier 1 capital ratio for the Bank was 4.0% and its actual Tier 1 capital ratio was 5.25%.

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

     At December 31, 1998, the Bank's Tier 1 capital to risk-weighted assets ratio was 9.54% and its total risk-based capital to risk weighted assets ratio was 10.23%.

     The following table sets forth information with respect to each of the Bank's capital requirements at the dates shown.



                                                      At  December  31,

                                       1998                  1997                 1996
                                      -------               -------              -------

                                Actual   Required     Actual   Required     Actual   Required
                                -------  ---------    -------  ---------    -------  ---------
Tier 1 capital to total assets    5.25%      4.00%      5.52%      4.00%      5.35%      4.00%
Tier 1 risk-based capital
 to risk weighted assets          9.54       4.00      11.46       4.00      11.77       4.00
Total risk-based capital
 risk to risk weighted assets    10.23       8.00      11.98       8.00      12.30       8.00

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at December 31, 1998.



                                                             Tier 1        Total
                                             Tier 1         Risk-based    Risk-based
                                             Capital         Capital       Capital
                                         --------------  ------------  ------------
                                                    (Dollars in thousands)

Total stockholders' equity                 $   187,919   $   187,919   $   187,919
Unrealized loss on securities
 available-for-sale                              1,374         1,374         1,374
Less nonallowable assets:
 Goodwill                                      (30,687)      (30,687)      (30,687)
Plus allowances for loan
 and lease losses                                   --            --        11,358
                                            -----------  ------------  ------------
Total regulatory capital                       158,606       158,606       169,964
Minimum required capital                       120,935        66,467       132,935
                                            -----------  ------------  ------------
Excess regulatory capital                   $   37,671   $    92,139   $    37,029
                                            ===========  ============  ============

Bank's regulatory capital
 percentage (1)                                   5.25%         9.54%        10.23%

Minimum regulatory capital
 required percentage                              4.00%         4.00%         8.00%
                                            - ---------  ------------  ------------

Bank's regulatory capital
 percentage in excess of
   requirement                                    1.25%         5.54%         2.23%
                                            ===========  ============  ============


________________________

(1)Tier 1 capital is computed as a percentage of total assets of $3.0 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.7 billion.

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

     The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of non-traditional activities and to ensure that such standards reflect the "actual performance and expected risk of loss of multifamily mortgages," of which the Bank had $119.4 million at December 31, 1998. See "Business - Lending Activities." In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from non-traditional activities.

     The Federal banking agencies have agreed to adopt for regulatory purposes Statement of Financial Accounting Standards No. 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1
capital  ratio.    All  other  net  unrealized  holding  gains  (losses)  on
available-for-sale securities are excluded from the definition of Tier 1 capital. At December 31, 1998, the Bank had $98.6 million of securities available-for-sale with $2.1 million of aggregate net unrealized losses thereon.

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

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. In addition, the Bank has acquired deposits of approximately $291.6 million for which deposit insurance premiums are calculated at the BIF premium rate. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates, prior to the FDIA, as amended, being signed into law, ranging from .23% for well capitalized, healthy SAIF-member institutions to .31% for undercapitalized SAIF-member institutions with substantial supervisory concerns. On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to 27 basis points (subject to a $2,000 minimum) for BIF members (or institutions, like the Bank, having BIF deposits) while retaining the existing assessment rate schedule for SAIF-member institutions.

     On September 30, 1996, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of 65.7 basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The Bank's special assessment amounted to $7.5 million ($4.8 million after applicable income taxes) pursuant to the FDIA. In addition to the recapitalization provisions, the FDIA equalized the rate schedule for SAIF and BIF institutions with the rates ranging from zero to 27 basis points beginning October 1, 1996. At December 31, 1998, the Bank was categorized as well capitalized.

     The FDIA provided for Financing Corporation ("FICO") debt sharing by banks and thrifts with proration sharing in the year 2000. Prior to the year 2000, SAIF insured institutions will pay approximately 6.5 basis points for FICO, while BIF insured institutions will pay approximately 1.3 basis points. The FICO provisions of the FDIA also prohibit deposit migration strategies to avoid SAIF premiums. Starting in the year 2000, BIF and SAIF institutions will begin sharing the FICO burden on a pro rata basis until termination of the FICO obligation in 2017.

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

     After January 1, 1996, the Bank is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is additionally required to recapture (i.e. take into taxable income) over a six year period, beginning January 1, 1998, the excess of the balance of its bad debt reserve as of December 31, 1995 over the balance of such reserve as of December 31, 1987. At December 31, 1998, the Bank had approximately $3.1 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

     SAFETY AND SOUNDNESS STANDARDS. Each Federal banking agency is required to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss to the institution. In addition, each Federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, adopted final rules and proposed guidelines concerning safety and soundness required to be prescribed by regulations pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Under the asset quality and earnings standards, which were adopted by the Federal banking agencies in October 1996, the Bank is required to establish and maintain systems to identify problem assets and prevent deterioration in those assets and evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital reserves. If an insured institution fails to meet any of the standards promulgated by the regulators, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps that it will take to correct the deficiency. In the event that an insured institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the FDIC, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may restrict asset growth, require the savings institution to increase its ratio of tangible equity to assets, restrict the rates of interest that the institution may pay or take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and at December 31, 1998 was in compliance with each of the standards as they have been adopted by the FDIC.

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

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a financial institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. As of the date of its most recent regulatory examination, the Bank was rated "satisfactory" with respect to its CRA compliance.

     In May 1995, the FDIC and other Federal banking agencies promulgated final revisions to their regulations concerning the CRA. The revised regulations generally are intended to provide clearer guidance to financial institutions on the nature and extent of their obligations under the CRA and the methods by which the obligations will be assessed and enforced. Among other things, the revised regulations substitute for the current process-based assessment factors a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. In particular, the revised system evaluates the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii)
service  delivery  systems  and  (iii)  community  development.    The  revised
regulations also specify that an institution's CRA performance will be considered in an institution's expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. Management of the Bank is unable to predict the effects of the current CRA regulations.

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments
on  a  monthly  average  basis  in  nine  of  every  12  months.    Loans  and
mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 1998, with 80.4% of its assets invested in qualified thrift investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1998, the Bank's advances from the FHLB of Dallas amounted to $966.7 million or 32.4% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 1998, the Bank had $49.8 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1998, dividends  paid  by  the  FHLB  of  Dallas  to  the  Bank  totaled $2.2 million.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 1998, the Bank was in compliance with such requirements.

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

     TEXAS SAVINGS BANK LAW. As a Texas chartered savings bank, the Bank is subject to regulation and supervision by the Department under the TSBA. The TSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors and officers as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the Department is given extensive rulemaking power and administrative discretion under the TSBA, including authority to enact and enforce rules and regulations.

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

TAXATION

     FEDERAL TAXATION. The Company, the Bank and its subsidiaries file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Internal Revenue Code ("Code") in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to 1996 legislation, the Bank no longer is able to utilize a reserve method for determining the bad debt deduction, but is allowed to deduct actual net charge-offs. Further, the Bank's post-1987 tax bad debt reserve will be recaptured into income over a six year period. At December 31, 1998, the Bank had approximately $3.1 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

     In connection with the Southwest Plan Acquisition, the FSLIC Resolution Fund ("FRF") retained all of the future federal income tax benefits (as defined) derived from the federal income tax treatment of certain items, in addition to net operating loss carryforwards, related to the Southwest Plan Acquisition for which the Bank agreed to pay the FRF when actually realized. The provisions for federal income taxes recorded for the years ended December 31, 1998, 1997 and 1996, represent the gross tax liability computed under these tax sharing provisions before reduction for actual federal taxes paid to the Internal Revenue Service. Alternative minimum taxes paid with the federal return in 1998, 1997 and 1996 will be available as credit carryforwards to reduce regular federal tax liabilities in future years, over an indefinite period. To the extent these credits were generated due to the utilization of other tax benefits retained by the FRF, they will also be treated as tax benefit items. Although the termination of the assistance agreement related to the Southwest Plan Acquisition was effective March 31, 1994, the FRF will continue to receive the related future net tax benefits as defined.

     The Company's Federal income tax returns have not yet been audited by the United States Internal Revenue Service. The tax returns of the Company since 1988 are subject to review by the Internal Revenue Service.

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
                  ----------

     The Company's business is conducted from 49 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 1998.


                                                               Net Book
                                                               Value of
                                                               Property
                                    Owned/Leased                  or                        Percent of
                               (with Lease Expiration          Leasehold                       Total
Location                                Date)                Improvements        Deposits    Deposits
-----------------------------  -----------------------  -----------------------  ---------  -----------

                                                             (Dollars in thousands)
BRANCH OFFICES:
-----------------------------
1329 North Virginia            Owned
Port Lavaca, Texas  77979                               $      152             $  28,476        1.67%
-----------------------------
8 Greenway Plaza, Suite 100    Leased;
Houston, Texas  77046          February 28, 1999                --                17,946        1.05
-----------------------------
8 Braeswood Square             Leased;
Houston, Texas  77096          December 31, 2006               442                60,820        3.57
-----------------------------
408 Walnut                     Owned
Columbus, Texas  78934                                         255                55,041        3.23
-----------------------------
870 S. Mason, #100             Leased;
Katy, Texas  77450             August 31, 2003                  30                25,109        1.47
-----------------------------
602 Lyons                      Owned
Schulenburg, Texas  78956                                       89                30,793        1.81
-----------------------------
325 Meyer Street               Owned
Sealy, Texas  77474                                            557                41,206        2.42
-----------------------------
116 E. Post Office             Owned
Weimar, Texas  78962                                            36                26,476        1.55
-----------------------------
323 Boling Road                Owned
Wharton, Texas  77488                                          121                44,792        2.63
-----------------------------
1621 Pine Drive                Leased;
Dickinson, Texas  77539        September 30, 2000               --                41,425        2.43
-----------------------------
300 S. Cage                    Owned
Pharr, Texas 78577                                             184                16,811        0.99
-----------------------------
295 West Highway 77            Owned
San Benito, Texas  78586                                       226                21,068        1.24
-----------------------------
1260 Blalock, Suite 100        Leased;
Houston, Texas  77055          January 20, 2004                  2                54,880        3.22
-----------------------------
620 W. Main                    Owned
Tomball, Texas  77375                                          117                25,314        1.48
-----------------------------
915-H North Shepherd           Leased;
Houston, Texas  77008          October 31, 2001                135                31,745        1.86
-----------------------------
6810 FM 1960 West              Leased;
Houston, Texas  77069          September 30, 2000               --                27,682        1.62
-----------------------------
7602 N. Navarro                Owned
Victoria, Texas  77904                                         200                77,327        4.54
-----------------------------
2308 So. 77 Sunshine Strip     Leased;
Harlingen, Texas   78550       May 31, 1999                     --                16,743        0.98
-----------------------------
4900 N. 10th St., G-1          Leased;
McAllen, Texas   78504         August 14, 2001                 117                15,016        0.88
-----------------------------
10838 Leopard Street, Suite B  Leased;
Corpus Christi, Texas   78410  December 31, 1999                 1                41,107        2.41
                                                                                                   (continued)


(continued from previous page)
                                                                    Net Book
                                                                    Value of
                                                                    Property
                                         Owned/Leased                  or                        Percent of
                                    (with Lease Expiration          Leasehold                       Total
Location                                     Date)                Improvements        Deposits    Deposits
----------------------------------  -----------------------  -----------------------  ---------  -----------

                                                                     (Dollars in thousands)

4060 Weber Road                     Leased;
Corpus Christi, Texas   78411       April 30, 2004           $         1             $  58,793        3.45%
-----------------------------
301 E. Main Street                  Owned
Brenham, Texas   77833                                               157                63,014        3.70
-----------------------------
1192 W. Dallas                      Leased;
Conroe, Texas   77301               December 31, 2003                 --                48,027        2.82
-----------------------------
2353 T own Center Dr.                Owned
Sugar Land, Texas   77478                                          1,087                20,466        1.20
-----------------------------
1629 S. Voss                        Owned
Houston, Texas   77057                                             1,451                22,820        1.34
-----------------------------
531-A Highway 1431                  Leased;
Kingsland, Texas   78639            December 31, 2003                 --                20,200        1.18
-----------------------------
204 Westmoreland                    Owned
Mason, Texas   76856                                                  50                17,431        1.02
-----------------------------
904 Highway 281 North               Owned
Marble Falls, Texas   78654                                          173                11,824        0.69
-----------------------------
101 East Polk                       Owned
Burnet, Texas   78611                                                 96                20,453        1.20
-----------------------------
907 Ford                            Owned
Llano, Texas   78643                                                 168                17,075        1.00
-----------------------------
708 East Austin                     Owned
Giddings, Texas   78942                                              257                23,863        1.40
-----------------------------
5718 Westheimer, Suite 100          Leased;
Houston, Texas 77057                July 31, 2012                    112                54,387        3.19
-----------------------------
8080 Parkwood Circle Drive          Owned
Houston, Texas 77036                                                 283                11,035        0.65
-----------------------------
1250 Pin Oak Road                   Owned
Katy, Texas 77494                                                  1,171                15,823        0.93
-----------------------------
2120 Thompson Highway               Owned
Richmond, Texas 77469                                                469                47,611        2.79
-----------------------------
7200 North Mopac                    Leased;
Austin, Texas 78731                 December 31, 2002                  6                38,352        2.25
-----------------------------
1112 Seventh Street                 Leased;
Bay City, Texas 77414               April 30, 2002                    --                69,347        4.07
-----------------------------
441 Austin Avenue                   Owned
Port Arthur, Texas 77640                                             644                43,449        2.55
-----------------------------
1114  Lost Creek Blvd., Suite 100   Leased;
Austin, Texas 78746                 December 31, 2003                 --                    --          --
-----------------------------
3302 Boca Chica                     Leased;
Brownsville, Texas 78521            December 14, 1999                 14                 9,606        0.56
-----------------------------
744 S. East Elizabeth               Leased;
Brownsville, Texas 78520            March 31, 2003                   294                20,617        1.21
-----------------------------
1603 Price Road                     Owned
Brownsville, Texas 78521                                             291                12,311        0.72
-----------------------------
700 Padre Blvd., Suite A            Leased;
South Padre Island, Texas 78597     May 31, 2000                       5                 5,894        0.35
-----------------------------
2000 N. Conway                      Owned
Mission, Texas 78572                                               1,254                22,866        1.34
                                                                                                     (continued)


(continued from previous page)
                                                                Net Book
                                                                Value of
                                                                Property
                                     Owned/Leased                  or                         Percent of
                                (with Lease Expiration          Leasehold                        Total
Location                                 Date)                Improvements         Deposits    Deposits
------------------------------  -----------------------  -----------------------  ----------  -----------
                                                              (Dollars in thousands)

------------------------------
509 South Main                  Leased;
McAllen, Texas 78501            December 22, 2002        $           1           $   43,100        2.53%
------------------------------
198 South Sam Houston           Owned
San Benito, Texas 78586                                          1,139               68,168        4.00
------------------------------
502 S. Dixieland Road           Owned
Harlingen, Texas 78552                                             350               19,297        1.13
------------------------------
200 Sugar Road                  Owned
Edinburg, Texas 78539                                              166                8,083        0.47
------------------------------
300 S. Closner                  Owned
Edinburg, Texas 78539                                              887               42,607        2.50
------------------------------
221 East Van Buren              Owned
Harlingen, Texas 78550                                           3,877               88,345        5.18
------------------------------
3207 Westpark Drive             Under Construction
Houston, Texas 77027                                             1,887                  --          --
------------------------------
1410 Ed Carey                   Under Construction
Harlingen, Texas 78554                                             810                  --          --
------------------------------
ADMINISTRATIVE OFFICE(1)
------------------------------
Coastal Banc Plaza              Leased;
5718 Westheimer, Suite 600      July 31, 2012                    2,917               60,363        3.53
Houston, Texas 77057
------------------------------
RECORDS & RETENTION OFFICE:
------------------------------
227 Meyer St.                   Owned
Sealy, Texas   77474                                                62                  --           -
                                                         -------------          ----------   -----------
     Total                                               $      22,743          $1,705,004       100.00%
                                                         =============          ==========   ===========


______________________

(1)Includes location of administrative, primary lending and mortgage servicing offices.
The net book value of the Company's investment in premises and equipment totaled $33.1 million at December 31, 1998. At December 31, 1998, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and twenty-five automatic teller machines, was $4.2 million.

ITEM  3.          LEGAL  PROCEEDINGS
                  ------------------

     The Company is involved from time to time in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                  -----------------------------------------------------------

          Not  applicable.

PART  II
--------

ITEM  5.          MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  --------------------------------------------------------------
MATTERS
      -

     The information required herein is incorporated by reference from page 51 of the Company's printed Annual Report to Stockholders for fiscal 1998 ("Annual Report"), which is included herein as Exhibit 13.

ITEM  6.          SELECTED  FINANCIAL  DATA
                  -------------------------

     The information required herein is incorporated by reference from pages 6 through 9 of the Annual Report.

ITEM  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

     The information required herein is incorporated by reference on pages 9 through 21 of the Annual Report.

ITEM  7A.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT MARKET RISK
                   -------------------------------------------------------------

     The information required herein is incorporated by reference from pages 16 through 17 of the Annual Report. The Company's principal market risk exposure is to interest rates.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
                  -----------------------------------------------

     The financial statements and supplementary data required herein are incorporated by reference from pages 23 through 50 of the Annual Report.

ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 ---------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

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
                 ---------------------------------------------------------------

     (a)(1) The following financial statements are incorporated herein by reference from pages 23 through 50 of the Annual Report.

          Report  of  Independent  Certified  Public  Accountants.

          Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

          Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998.

          Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 1998.

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1998.

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998.

          Notes  to  Consolidated  Financial  Statements.

          (a)(2)      There are no financial statement schedules filed herewith.

          (a)(3)        The following exhibits are filed as part of this report.



                                                                             Page in
                                                                         Manually signed
                                                                             report
Exhibit No.

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

     (b)(1) The Company filed no reports on Form 8-K during the last quarter of fiscal 1998.

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

                              COASTAL  BANCORP,  INC.



Date:    March  23,  1999           By:     /s/ Manuel J. Mehos
                                            -------------------
                                            Manuel  J.  Mehos,
                                            Chairman  of  the  Board  and  Chief
                                            Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Manuel  J.  Mehos                                      Date: March 23, 1999
----------------------
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer



/s/  R.  Edwin  Allday                                      Date: March 23, 1999
----------------------
R.  Edwin  Allday,  Director



/s/  D. Fort Flowers, Jr.                                   Date: March 23, 1999
-------------------------
D.  Fort  Flowers,  Jr.,  Director



/s/  Dennis  S.  Frank                                      Date: March 23, 1999
----------------------
Dennis  S.  Frank,  Director



/s/  Robert  E.  Johnson,  Jr.                              Date: March 23, 1999
-----------------------------
Robert  E.  Johnson,  Jr.,  Director

/s/  James  C.  Niver                                       Date: March 23, 1999
---------------------
James  C.  Niver,  Director



/s/  Paul  W.  Hobby                                        Date: March 23, 1999
--------------------
Paul  W.  Hobby,  Director



/s/  Catherine  N.  Wylie                                   Date: March 23, 1999
-------------------------
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)



\\enterprise\data\acctexe\watkins\word\form-10k\edgared10k.txt