Form 10-Q
period 1999-03-31
COASTAL BANCORP INC
filed 1999-05-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  March  31,  1999

          [    ]     Transition  Report  Pursuant  to  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Transition  Period  from  _________  to  _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


                Texas                          76-0428727
---------------------                        --------------
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

           COMMON STOCK OUTSTANDING:   6,412,774 AS OF APRIL 30, 1999

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------




Item 1
Financial Statements
Consolidated Statements of Financial Condition at March 31, 1999
(unaudited) and December 31, 1998                                          1

Consolidated Statements of Income for the Three-Month Periods Ended
March 31, 1999 and 1998 (unaudited)                                        2

Consolidated Statements of Comprehensive Income for the Three-Month
Periods Ended March 31, 1999 and 1998 (unaudited)                          3

Consolidated Statements of Cash Flows for the Three-Month Periods
Ended March 31, 1999 and 1998 (unaudited)                                  4

Notes to Consolidated Financial Statements                                 6

Item 2
Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                             16

Item 3
Quantitative and Qualitative Disclosures About Market Risk                21






PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    22
Item 2  Changes in Securities                                22
Item 3  Default upon Senior Securities                       22
Item 4  Submission of Matters to a Vote of Security Holders  22
Item 5  Other Information                                    22
Item 6  Exhibits and Reports on Form 8-K                     22




SIGNATURES



ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                              COASTAL BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        March 31,    December 31,
                                                                           1999          1998
                                                                       ------------  -------------
ASSETS                                                                 (Unaudited)
---------------------------------------------------------------------
Cash and cash equivalents                                              $     47,801  $      45,453
Federal funds sold                                                           18,000             --
Loans receivable (note 4)                                                 1,603,898      1,538,149
Mortgage-backed securities held-to-maturity (note 3)                      1,062,264      1,154,116
Mortgage-backed securities available-for-sale, at fair value (note 3)        85,878         96,609
U.S. Treasury security available-for-sale, at fair value                      2,009          2,016
Mortgage loans held for sale                                                  2,381             --
Accrued interest receivable                                                  15,186         15,518
Property and equipment                                                       32,618         33,116
Stock in the Federal Home Loan Bank of Dallas (FHLB)                         50,505         49,819
Goodwill                                                                     29,934         30,687
Mortgage servicing rights                                                     3,721          4,049
Prepaid expenses and other assets                                            10,720         12,629
                                                                       ------------  -------------
                                                                       $  2,964,915  $   2,982,161
                                                                       ============  =============


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

Liabilities:
 Deposits (note 5)                                                       $1,665,176   $1,705,004
 Advances from the FHLB (note 6)                                            996,576      966,720
 Securities sold under agreements to repurchase (note 6)                    100,000      100,000
 Senior notes payable, net (note 7)                                          47,900       50,000
 Advances from borrowers for taxes and insurance                              5,546        3,340
 Other liabilities and accrued expenses                                      16,312       15,583
                                                                         -----------  -----------
     Total liabilities                                                    2,831,510    2,840,647
                                                                         -----------  -----------

9.0% noncumulative preferred stock of Coastal Banc ssb (note 10)             28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9 and 11):
 Preferred stock, no par value; authorized shares 5,000,000;
   no shares issued                                                              --           --
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,570,043 and 7,568,255 shares issued
   in 1999 and 1998, respectively                                                76           76
 Additional paid-in capital                                                  33,714       33,696
 Retained earnings                                                           90,360       88,144
 Accumulated other comprehensive income (loss) -
   unrealized loss on securities available-for-sale                          (1,058)      (1,374)
 Treasury stock at cost (1,160,679 and 499,600 shares in 1999
   and 1998)                                                                (18,437)      (7,778)
                                                                         -----------  -----------
     Total stockholders' equity                                             104,655      112,764
                                                                         -----------  -----------
                                                                         $2,964,915   $2,982,161
                                                                         ===========  ===========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                           1999            1998
                                                                    -------------------  --------
(Unaudited)

Interest income:
 Loans receivable                                                   $            31,004  $26,940
 Mortgage-backed securities                                                      17,750   23,446
 FHLB stock, federal funds sold and other interest-earning assets                   772      502
                                                                    -------------------  --------
                                                                                 49,526   50,888
                                                                    -------------------  --------

Interest expense:
 Deposits                                                                        16,810   15,507
 Advances from the FHLB:
   Short-term                                                                     4,006    3,955
   Long-term                                                                      7,559    3,947
 Other borrowed money                                                             1,518   11,229
 Senior notes payable                                                             1,217    1,250
                                                                    -------------------  --------
                                                                                 31,110   35,888
                                                                    -------------------  --------

   Net interest income                                                           18,416   15,000
Provision for loan losses                                                         2,331    1,450
                                                                    -------------------  --------
   Net interest income after provision for loan losses                           16,085   13,550
                                                                    -------------------  --------

Noninterest income:
 Loan fees and service charges on deposit accounts                                1,814    1,324
 Loan servicing income, net                                                         134      240
 Writedown of purchased mortgage loan premium                                        --     (709)
 Other                                                                              492      192
                                                                    -------------------  --------
                                                                                  2,440    1,047
                                                                    -------------------  --------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                   7,115    4,940
 Office occupancy                                                                 2,802    1,989
 Data processing                                                                    899      608
 Amortization of goodwill                                                           753      469
 Insurance premiums                                                                 303      265
 Real estate owned                                                                  154      252
 Other                                                                            1,454    1,812
                                                                    -------------------  --------
                                                                                 13,480   10,335
                                                                    -------------------  --------

       Income before provision (benefit) for Federal income taxes                 5,045    4,262

Provision (benefit) for Federal income taxes (note 12)                            1,626   (2,326)
                                                                    -------------------  --------
     Net income before preferred stock dividends                                  3,419    6,588
Preferred stock dividends of Coastal Banc ssb (Series A) (note 10)                  647      647
                                                                    -------------------  --------
     Net income available to common stockholders                    $             2,772  $ 5,941
                                                                    ===================  ========

Basic earnings per share (note 9)                                   $              0.40  $  0.79
                                                                    ===================  ========

Diluted earnings per share (note 9)                                 $              0.40  $  0.76
                                                                    ===================  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)




                                                                            Three Months Ended
                                                                                 March 31,
                                                                           -------------------
                                                                             1999           1998
                                                                      -------------------  -------
(Unaudited)


Net income available to common stockholders                           $             2,772  $5,941

Other comprehensive income, net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                                316     (29)
                                                                      -------------------  -------

Total comprehensive income                                            $             3,088  $5,912
                                                                      ===================  =======




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                              Three Months Ended
                                                                                    March 31,
                                                                             --------------------
                                                                               1999             1998
                                                                       --------------------  ----------
(Unaudited)

Cash flows from operating activities:
 Net income available to common stockholders                           $             2,772   $   5,941
 Adjustments to reconcile net income to common stockholders
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets                   2,437       2,004
 Net premium amortization                                                              140       1,867
 Provision for loan losses                                                           2,331       1,450
 Amortization of goodwill                                                              753         469
 Originations and purchases of mortgage loans held for sale                         (2,381)     (7,154)
 Stock dividends from the FHLB                                                        (676)       (431)
 Decrease (increase) in:
   Accrued interest receivable                                                         332        (406)
   Other, net                                                                        2,159       1,714
                                                                       --------------------  ----------

   Net cash provided by operating activities                                         7,867       5,454
                                                                       --------------------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                                (18,000)     (3,500)
 Purchases of mortgage-backed securities held-to-maturity                           (3,080)         --
 Principal repayments on mortgage-backed securities held-to-maturity                95,269      19,794
 Principal repayments on mortgage-backed securities
   available-for-sale                                                               11,219         169
 Purchases of loans receivable                                                    (143,690)   (121,593)
 Net decrease in loans receivable                                                   74,556      42,226
 Net purchases of property and equipment                                              (772)     (1,661)
 Purchases of FHLB stock                                                               (10)     (1,930)
                                                                       --------------------  ----------

   Net cash provided (used) by investing activities                                 15,492     (66,495)
                                                                       --------------------  ----------



                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)




                                                                                Three Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                1999              1998
                                                                        --------------------  ------------
(Unaudited)

Cash flows from financing activities:
 Net decrease in deposits                                               $           (39,776)  $    (7,707)
 Advances from the FHLB                                                           1,602,772     1,013,550
 Principal payments on advances from the FHLB                                    (1,572,916)     (997,220)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                         37,783     1,817,924
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                          (37,783)   (1,780,482)
 Net increase in advances from borrowers for taxes and insurance                      2,206         3,141
 Exercise of stock options for purchase of common stock, net                             18           369
 Purchase of Treasury Stock                                                         (10,659)           --
 Repurchase of Senior Notes                                                          (2,100)           --
 Dividends paid                                                                        (556)         (604)
                                                                        --------------------  ------------
   Net cash provided (used) by financing activities                                 (21,011)       48,971
                                                                        --------------------  ------------

   Net increase (decrease) in cash and cash equivalents                               2,348       (12,070)
 Cash and cash equivalents at beginning of period                                    45,453        37,096
                                                                        --------------------  ------------
 Cash and cash equivalents at end of period                             $            47,801   $    25,026
                                                                        ====================  ============

 Supplemental schedule of cash flows-interest paid                      $            31,463   $    33,920
                                                                        ====================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                     $               528   $     1,595
                                                                        ====================  ============






See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     Coastal Bancorp, Inc. and subsidiaries adopted the Financial Accounting Standards Boards Statement No. 130 ("Statement 130"), "Reporting Comprehensive Income" as of January 1, 1998. Statement 130 requires the disclosure of all components of comprehensive income, which includes net income and other comprehensive income. Other comprehensive income includes all nonowner related changes to stockholders' equity, which is the unrealized gain (loss) on securities available-for-sale. These amounts have been disclosed in the consolidated statements of comprehensive income.

     On April 23, 1998, the Board of Directors declared a 3:2 stock split on the common stock of Coastal Bancorp, Inc. payable on June 15, 1998 to the stockholders of record at the close of business on May 15, 1998. Accordingly, all applicable common stock share data have been adjusted to include the effect of the stock split for all periods presented.

     On August 27, 1998, December 21, 1998 and February 25, 1999, the Board of Directors authorized three separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of March 31, 1999, 1,160,679 shares had been repurchased in the open market at an average repurchase price of $15.88 per share for a total cost of $18.4 million.

(2)     PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. and its wholly-owned subsidiaries, Coastal Banc ssb and its subsidiary, CoastalBanc Financial Corp. (collectively, the "Bank"), and Coastal Banc Capital Corp. (collectively with Coastal Bancorp, Inc. and the Bank, "Coastal"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at March 31, 1999 (unaudited) were as follows (dollars in thousands):




                           Gross        Gross
                         Amortized   Unrealized    Unrealized      Fair
                           Cost         Gains        Losses        Value
                        -----------  -----------  ------------  -----------
Held-to-Maturity:
 REMICS - Agency        $   769,561  $     4,381  $    (7,252)  $   766,690
   REMICS - Non-agency      199,569          403       (1,360)      198,612
 FNMA certificates           62,882          171         (847)       62,206
 GNMA certificates           19,523           17          (19)       19,521
 Non-agency securities       10,729           86          (23)       10,792
                        -----------  -----------  ------------  -----------
                        $ 1,062,264  $     5,058  $    (9,501)  $ 1,057,821
                        ===========  ===========  ============  ===========

Available-for-sale:
 REMICS - Agency        $    86,715  $         3  $    (1,630)  $    85,088
 REMICS - Non-agency            797           --           (7)          790
                        -----------  -----------  ------------  -----------
                        $    87,512  $         3  $    (1,637)  $    85,878
                        ===========  ===========  ============  ===========




     Mortgage-backed securities at December 31, 1998 were as follows (dollars in thousands):




                              Gross        Gross
                            Amortized   Unrealized    Unrealized      Fair
                              Cost         Gains        Losses        Value
                           -----------  -----------  ------------  -----------
Held-to-maturity:
 REMICS - Agency           $   839,593  $     3,770  $   (10,349)  $   833,014
   REMICS - Non-agency         218,500          598       (2,186)      216,912
 FNMA certificates              63,199          147         (810)       62,536
 GNMA certificates              21,311           16          (23)       21,304
 Non-agency securities          11,512          113          (23)       11,602
 Interest-only securities            1           --           --             1
                           -----------  -----------  ------------  -----------
                           $ 1,154,116  $     4,644  $   (13,391)  $ 1,145,369
                           ===========  ===========  ============  ===========

Available-for-sale:
 REMICS - Agency           $    97,695  $        --  $    (2,115)  $    95,580
 REMICS - Non-agency             1,037           --           (8)        1,029
                           -----------  -----------  ------------  -----------
                           $    98,732  $        --  $    (2,123)  $    96,609
                           ===========  ===========  ============  ===========

(4)     LOANS  RECEIVABLE

     Loans receivable at March 31, 1999 and December 31, 1998 were as follows (dollars in thousands):




                                                    March 31, 1999    December 31, 1998
                                                   ----------------  -------------------
                                                     (Unaudited)
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $       763,904   $          690,510
 Commercial                                                277,608              257,723
 Multifamily                                               115,914              119,447
 Residential construction                                  133,222              115,714
 Acquisition and development                                71,541               75,932
 Commercial construction                                    42,790               40,344
Commercial loans, secured by residential mortgage
 loans held for sale                                       104,278              173,124
Commercial loans, secured by mortgage servicing
 rights                                                      8,054                3,867
Commercial, financial and industrial                       112,048               92,218
Loans secured by savings deposits                           12,717               13,164
Consumer and other loans                                    71,606               66,989
                                                   ----------------  -------------------
                                                         1,713,682            1,649,032
Loans in process                                           (97,239)             (99,790)
Allowance for loan losses                                  (13,157)             (11,358)
Unearned interest and  loan fees                            (2,907)              (3,493)
Premium to record purchased loans, net                       3,519                3,758
                                                   ----------------  -------------------

                                                   $     1,603,898   $        1,538,149
                                                   ================  ===================

Weighted average yield                                        8.27%                8.55%
                                                   ================  ===================



     At March 31, 1999, Coastal had outstanding commitments to originate or purchase $123.1 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $189.3 million. In addition, at March 31, 1999, Coastal had $7.2 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At March 31, 1999 and December 31, 1998, the carrying value of loans that were considered to be impaired totaled approximately $12.1 million and $1.7 million, respectively and the related allowance for loan losses on those impaired loans totaled $3.1 million and $880,000 at March 31, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998 was $9.4 million and $1.9 million, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 is as follows (in thousands):




                                         Three Months Ended March 31,
                                        ------------------------------
                                            1999                1998
                               ------------------------------  -------
                                                  (Unaudited)
Balance, beginning of period   $                      11,358   $7,412
Provision for loan losses                              2,331    1,450
Charge-offs                                             (553)    (350)
Recoveries                                                21      173
                               ------------------------------  -------

Balance, end of period         $                      13,157   $8,685
                               ==============================  =======


     On August 11, 1998, Coastal approved the purchase of a $10.0 million participation in a warehouse loan aggregating $25.0 million to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively the "Mortgage Banker"). The lead lender ("Lead Lender") in this facility is a major commercial bank and the loan is secured by subprime residential loans. In late January 1999, due to a lack of liquidity, the Mortgage Banker ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of the Mortgage Banker's books and records, marshal that company's assets and continue its loan servicing operations. A voluntary petition under Chapter 11 of the U.S. Bankruptcy Code was filed in the U.S. Bankruptcy Court for the Eastern District of Michigan for the Mortgage Banker on or about February 11, 1999, by the conservator, who has been appointed the "debtor-in-possession", to allow the conservator time to develop a plan of reorganization while protecting the assets of the Mortgage Banker.

     Coastal has hired special bankruptcy counsel to represent it in this situation and has been involved in discussions with the Lead Lender regarding the status of the loan. Although Coastal has been informed by the Lead Lender that Coastal's loan is collateralized by residential loans, Coastal, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent Coastal from incurring a loss or the amount of any loss, should one occur. Effective December 31, 1998, Coastal placed this loan on nonaccrual. At this time, Coastal is unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker. Coastal is continuing to monitor this situation and will make additions to the overall allowance for loan losses as considered necessary based on its existing policy.

     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $483.5 million and $519.2 million at March 31, 1999 and December 31, 1998, respectively.

(5)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at March 31, 1999 and December 31, 1998 are summarized as follows (dollars in thousands):




                                          Stated Rate     March 31, 1999   December 31, 1998
                                        ---------------  ----------------  ------------------
                                          (Unaudited)
Noninterest-bearing checking                      0.00%  $        83,166   $           95,398
Interest-bearing checking                1.00  -  2.00            51,262               63,067
Savings accounts                         1.98  -  2.75            49,810               48,571
Money market demand accounts             0.00  -  4.51           347,170              339,481
                                                         ----------------  ------------------

                                                                   531,408           546,517
                                                         ------------------  ----------------

Certificate accounts                     2.00  -  2.99             2,694                6,538
                                         3.00  -  3.99            80,377               38,614
                                         4.00  -  4.99           411,456              272,325
                                         5.00  -  5.99           552,305              747,585
                                         6.00  -  6.99            77,325               83,277
                                         7.00  -  7.99             8,463                8,727
                                         8.00  -  8.99               478                  699
                                         9.00  -  9.99               305                  305
                                         over  10.00                  18                   18
                                                            ---------------  ----------------
                                                                  1,133,421         1,158,088
                                                            ---------------  ----------------
Premium (discount) to record purchased
 deposits, net                                                          347               399
                                                            ---------------  ----------------

                                                             $    1,665,176   $     1,705,004
                                                            ===============  ================

Weighted average rate                                                 4.03%             4.11%
                                                            ===============  ================




     The scheduled maturities of certificate accounts outstanding at March 31, 1999 were as follows (dollars in thousands):




                   March 31, 1999
                  ----------------
                    (Unaudited)
 0 to 12 months   $        976,636
 13 to 24 months           117,099
 25 to 36 months            18,365
 37 to 48 months            12,533
 49 to 60 months             8,527
 Over 60 months                261
                  ----------------
                  $      1,133,421
                  ================

(6)     SECURITIES  SOLD  UNDER  AGREEMENTS  TO REPURCHASE AND ADVANCES FROM THE
FHLB

     The weighted average and stated interest rates on securities sold under agreements to repurchase at March 31, 1999 and December 31, 1998 was 4.93%.

     The weighted average interest rates on advances from the FHLB at March 31, 1999 and December 31, 1998 were 5.02% and 5.24%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 1999 are summarized as follows (dollars in thousands) (unaudited):




                                         Weighted Average
Due during the year ended December 31,     Interest Rate    Amount
---------------------------------------  -----------------  ------------
1999                                                 4.98%  $818,914
2000                                                 5.53     12,237
2001                                                 5.89     12,847
2002                                                 4.91     73,815
2003                                                 5.22        794
2004                                                 6.47      2,508
2005                                                 5.57        129
2006                                                 6.85      3,184
2007                                                 6.65      1,144
2008                                                 4.72     52,801
2009                                                 8.15      4,352
2010                                                 5.66        187
2011                                                 6.62      1,410
2012                                                 5.68        217
2013                                                 5.71      6,850
2014                                                 5.43      2,997
2018                                                 5.28      2,190
                                                            --------

                                                            $996,576
                                                            ========



Advances from the FHLB are secured by certain first-lien mortgage loans and mortgage-backed securities owned by Coastal.

(7)     SENIOR  NOTES  PAYABLE

     On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes are redeemable at Coastal's option, in whole or in part, on or after June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes is payable quarterly. During the first quarter of 1999, Coastal, after receipt of an unsolicited offer, repurchased $2.1 million of the Senior Notes outstanding at par.

(8)     FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK

     Coastal is a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate swap agreements and interest rate cap agreements.

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At March 31, 1999, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $41.9 million and $195.0 million, respectively.

     The terms of the interest rate swap agreements outstanding at March 31, 1999 (unaudited) and December 31, 1998 are summarized as follows (dollars in thousands):


                                                                                     Fair Value at
                                                                     Floating Rate       End of
                        Notional              LIBOR          Fixed         at            Period
Maturity                 Amount               Index           Rate   End of Period   (gain (loss))
-------------------  ---------------  ---------------------  ------  --------------  --------------
At March 31, 1999:
1999                 $       14,600   Three-month            6.926%          5.000%  $        (155)
2000                          4,800   Three-month            6.170           5.000             (63)
2000                          2,345   Three-month            6.000           5.000             (24)
2004                          3,900   One-month              5.635           4.939              15
2005                         16,225   Three-month            6.500           5.020            (691)
                     ---------------                                                 --------------
                             41,870                                                 $         (918)
                     ===============                                                 ==============

                                      At December 31, 1998:
1999                 $       14,600   Three-month            6.926%          5.399%  $        (218)
2000                          4,800   Three-month            6.170           5.226            (164)
2000                          2,380   Three-month            6.000           5.281             (38)
2005                         16,225   Three-month            6.500           5.261            (707)
                     ---------------                                                 --------------
                             38,005                                                 $       (1,127)
                     ===============                                                 ==============







     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 5.23% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.63% for the three months ended March 31, 1999. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $134,000 for the three months ended March 31, 1999 and approximately $86,000 for the three months ended March 31, 1998. Coastal had pledged approximately $6.6 million of mortgage-backed securities to secure interest rate swap agreements at March 31, 1999.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.0% to 11.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $109,000 and $115,000 at March 31, 1999 and December 31, 1998, respectively, with the estimated fair value of the agreements being $480,000 and $888,000 at March 31, 1999 and December 31, 1998, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $6,000 and $24,000 for the three months ended March 31, 1999 and 1998, respectively.

     Interest rate cap agreements outstanding at March 31, 1999 (unaudited) expire as follows (dollars in thousands):




Year of        Strike Rate    Notional
Expiration        Range        Amount
-----------  ---------------  ---------
1999          7.25  - 11.00%  $  49,339
2000          8.50  -  9.50      11,620
2001          7.00  -  9.00      35,051
2003          8.00  -  8.50      99,000
                              ---------
                                195,010
                              =========



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

     Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap and attempts to control this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(9)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three- month periods ended March 31, 1999 and 1998 (dollars in thousands, except per share data) (unaudited):




                                                      Three Months Ended
                                                          March 31,
                                                     -------------------
                                                             1999        1998
                                              -------------------  ----------

Net income available to common stockholders   $             2,772  $    5,941
                                              ===================  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation              6,856,505   7,541,310
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities              155,166     257,877
                                              -------------------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation            7,011,671   7,799,187
                                              ===================  ==========
Basic EPS                                     $              0.40  $     0.79
                                              ===================  ==========
Diluted EPS                                   $              0.40  $     0.76
                                              ===================  ==========



     The weighted average number of common shares outstanding has been reduced in 1999 by the treasury stock held by Coastal. As of March 31, 1999, Coastal had 1,160,679 common shares in treasury.

(10)     COASTAL  BANC  SSB  PREFERRED  STOCK

     On October 21, 1993, the Bank issued 1,150,000 shares of 9.0% Noncumulative Preferred Stock, no par value, Series A, at a price of $25 per share to the public. Dividends on the Preferred Stock are payable quarterly at the annual rate of $2.25 per share, when, as and if declared by the Board of Directors of the Bank. At any time on or after December 15, 1998, the Preferred Stock may be redeemed in whole or in part only at the Bank's option at $25 per share plus unpaid dividends (whether or not earned or declared) for the then current dividend period to the date fixed for redemption.

(11)     STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At March 31, 1999, the Bank's regulatory capital (unaudited) in relation to its existing regulatory capital requirements for capital adequacy purposes were as follows (dollars in thousands):


                                                       Minimum For Capital      Well-Capitalized
                                       Actual           Adequacy Purposes         Requirements
Capital Requirement                Amount   Ratio         Amount   Ratio        Amount    Ratio
--------------------               -------  ------     --------------------     ------------------

 Tier 1 (core)        $            161,145   5.59%  $     115,238   4.00%     $144,047   5.00%
 Tier 1 risk-based                 161,145   9.39          68,666   4.00       102,999   6.00
 Total risk-based                  174,302  10.15         137,331   8.00       171,664  10.00



     As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12)     FEDERAL  INCOME  TAXES

     In March 1998, Coastal announced that it had successfully resolved an outstanding tax benefit issue with the FDIC as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes during the three months ended March 31, 1998; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue also contributes an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share, as of March 31, 1999. This tax benefit is expected to continue until the second quarter of 2001.

(13)     RECENT  ACCOUNTING  STANDARDS

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

(14)     Coastal  Bancorp,  Inc.  Preferred  Stock

     The week of May 10, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, at a price of $25 per share to the public. Dividends on the preferred stock are payable quarterly at the annual rate of $2.28 per share. The preferred stock is callable on May 15, 203 at Bancorp's option. The estimated $26.4 million net proceeds may be used for acquisitions, although there are presently no agreements or understandings with respect to any such acquisition; repurchases in the open market of Bancorp's outstanding common stock; repurchases in the open market of the outstanding 10% Senior Notes Due 2002; and capital contributions to the Bank to support growth and to provide working capital. The proceeds may be invested temporarily in short-term investments.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

Financial  Condition
--------------------

     Total assets decreased 0.6% or $17.2 million from December 31, 1998 to March 31, 1999. The net decrease resulted primarily from decreases of $91.9 million and $10.7 million in mortgage-backed securities held-to-maturity and mortgage-backed securities available-for-sale, respectively, offset by an increase in loans receivable of $65.7 million and an increase in federal funds sold of $18.0 million. The decrease in mortgage-backed securities was due to principal payments received. The increase in loans receivable was primarily due to bulk residential mortgage loan purchases of $135.6 million and $8.1 million of consumer loan purchases from correspondent lenders, offset by principal payments received and a decrease of $68.8 million in commercial loans, secured by residential mortgage loans held for sale, because of the decreased activity during the period by these types of customers.

     Deposits decreased $39.8 million or 2.34% from December 31, 1998 to March 31, 1999 and advances from the FHLB increased 3.09% or $29.9 million from December 31, 1998 to March 31, 1999. Stockholders' equity decreased 7.2% or $8.1 million from December 31, 1998 to March 31, 1999 as a result of additional treasury stock acquired of $10.7 million and dividends declared, offset somewhat by net income and a $316,000 decrease in accumulated other comprehensive income.


Results  of  Operations  for  the  Three  Months  Ended  March 31, 1999 and 1998
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended March 31, 1999, net income available to common stockholders was $2.8 million compared to $5.9 million for the three months ended March 31, 1998. During the first quarter of 1999, net income was reduced by a $1.7 million additional provision for loan losses (above the planned quarterly provision of $675,000). The additional provision for loan losses was due in part to a $10.0 million participation in a warehouse loan to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively the "Mortgage Banker"), that, during January 1999, was placed on nonaccrual effective December 31, 1998, due to the fact that the Mortgage Banker ceased operations in late January 1999 and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. Coastal, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent Coastal from incurring a loss or the amount of any loss, should one occur. At this time, Coastal is unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker. Coastal is continuing to monitor this situation and will make additions to the overall allowance for loan losses as it deems necessary based on its existing policy. The additional provision for loan losses is also attributable to other changes and growth in Coastal's loan portfolio, including the loans acquired in the 1998 acquisition of 12 branch offices from Pacific Southwest Bank (the "Valley Acquisition").

     Net income in the first quarter of 1998 was affected by a one-time income benefit of $2.6 million (net) or 33 cents per diluted share. This benefit was the result of the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The $3.7 million one-time tax benefit was offset by the recording of an additional provision for loan losses of $1.0 million and a writedown of purchased mortgage loan premium of $709,000. The resolution of the one-time tax benefit issue is also contributing an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share which is estimated to continue until the second quarter of 2001. Excluding the net benefit from these nonrecurring items, net income available to common stockholders from ongoing core operations was $3.4 million or $0.43 per diluted share for the three months ended March 31, 1998.

     Net interest income increased $3.4 million and noninterest income (excluding the writedown of purchased mortgage loan premium in 1998) increased $684,000 from the three months ended March 31, 1998 to the three months ended March 31, 1999. These increases were offset by the increase in the provision for loan losses of $881,000 and the increase in noninterest expense of $3.1 million. The provision (benefit) for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes in 1998) increased $273,000 due to the increased income before provision for federal income taxes.

     Interest  Income
     ----------------

     Interest income for the three months ended March 31, 1999 decreased $1.4 million or 2.7% from the three months ended March 31, 1998. The decrease is due to a decrease in average interest-earning assets of $74.7 million, while the average yield remained constant at 7.11%. Interest income on loans receivable increased $4.1 million due to a $208.0 million increase in the average balance, offset slightly by a decrease in the average yield from 8.20% for the three months ended March 31, 1998 to 8.15% for the same period in 1999. Interest income on mortgage-backed securities decreased $5.7 million due to a $304.6 million decrease in the average balance and a decrease in the average yield from 6.21% for the three months ended March 31, 1998 to 5.89% for the same period in 1999.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $270,000. Total interest-earning assets for the three months ended March 31, 1999 averaged $2.8 billion as compared to $2.9 billion for the three months ended March 31, 1998.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $31.1 million for the three months ended March 31, 1999, as compared to $35.9 million for the same period in 1998. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities from 5.37% for the three months ended March 31, 1998 to 4.81% for the three months ended March 31, 1999 and a $68.3 million decrease in the average balance of interest-bearing liabilities. The 56 basis point decrease in the average rate paid on interest-bearing liabilities was due to the lower cost deposits acquired in the 1998 Valley Acquisition, the new pricing strategies for certificates of deposit that reduced Coastal's cost of retail deposits and lower wholesale funding costs. The decrease in average interest-bearing liabilities consisted primarily of a $683.8 million decrease in securities sold under agreements to repurchase offset somewhat by a $353.2 million increase in advances from the FHLB and a $263.8 million increase in interest-bearing deposits.

     Net  Interest  Income
     ---------------------

     Net interest income was $18.4 million for the three months ended March 31, 1999 and $15.0 million for the same period in 1998. Net interest margin ("Margin") was 2.64% for the three months ended March 31, 1999 compared to 2.10% for the three months ended March 31, 1998. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.74% for the three months ended March 31, 1998 to 2.30% for the three months ended March 31, 1999. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 1999 and 1998 were 2.55% and 1.92%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the decrease in the average rate paid on interest-bearing liabilities of 56 basis points. Average net interest-earning assets decreased $6.4 million from the three months ended March 31, 1998 to the three months ended March 31, 1999.


     Management's goal is to achieve a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits. In addition, management intends to gradually increase commercial business loans to approximately 15% of total assets and noninterest-bearing deposits to approximately 10% of total deposits within three to five years.

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $2.3 million for the three months ended March 31, 1999 compared to $1.5 million for the three months ended March 31, 1998. The increase in the provision for loan losses (over the planned quarterly provision of $675,000) was in part due to the $10.0 million warehouse loan participation placed on nonaccrual effective December 31, 1998, as discussed previously, as well as other changes and growth in Coastal's loan portfolio, including the loans acquired in the 1998 Valley Acquisition. During the three months ended March 31, 1998, an additional provision for loan losses of $1.0 million (over the planned quarterly provision of $450,000) was recorded due to the changes in the composition of the loan portfolio and Coastal's emphasis on business lending during that period. The allowance for loan losses as a percentage of total loans was 0.82% at March 31, 1999 and 0.65% at March 31, 1998. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the three months ended March 31, 1999, noninterest income (excluding the writedown of purchased mortgage loan premium in 1998) increased $684,000 to $2.4 million, compared to $1.8 million for the three months ended March 31, 1998. The increase in noninterest income was primarily due to an increase of $490,000 in loan fees and service charges on deposit accounts and a $300,000 increase in other noninterest income. The increase in loan fees and service charges on deposit accounts consisted of a $650,000 increase in service charges on deposit accounts due to the increase in transaction type deposit accounts, including those acquired in the Valley Acquisition, offset somewhat by a $160,000 decrease in loan fees. These increases were somewhat offset by a $106,000 decrease in loan servicing income due to the declining loan servicing portfolio.

     Noninterest  Expense
     --------------------

     For the three months ended March 31, 1999, noninterest expense increased $3.1 million from the three months ended March 31, 1998. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $2.2 million and $813,000, respectively, from the three months ended March 31, 1998 to the three months ended March 31, 1999, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing and occupancy expenses related to the Valley Acquisition. In addition, the amortization of goodwill increased $284,000 and data processing expense increased $291,000 primarily due to the Valley Acquisition. Other changes included a $38,000 increase in insurance premiums, a $98,000 decrease in real estate owned expense and a $358,000 decrease in other operating expenses.

     Provision  (benefit)  for  Federal  Income  Taxes
     -------------------------------------------------

     The provision for federal income taxes for the three months ended March 31, 1999 was $1.6 million compared to the provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) for the three months ended March 31, 1998 of $1.4 million. The slight increase was due to the increased income before provision (benefit) for federal income taxes in 1999.

     Liquidity  and  Capital  Resources
     ----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At March 31, 1999, Coastal had binding commitments to originate or purchase loans totaling approximately $123.1 million and had $97.2 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 1999 totaled $976.6 million at March 31, 1999. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

     As of March 31, 1999, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.


     The  Year  2000
     ---------------

     Many existing computer programs, including many utilized by Coastal, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Because of the Year 2000 implications, Coastal formally initiated a project during the first quarter of 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 software problems. The Year 2000 project team, which includes all levels of management, is identifying the computer applications which could fail or create erroneous results because of the Year 2000, and is developing alternate ("contingent") operating systems for these applications. Coastal has included in its Year 2000 project the following phases:

-     inventory  and  assessment;
-     renovation,  which  includes  the  repair  or  replacement;
- validation, which includes the testing of computer systems and Coastal's connections with other computer systems and service bureaus;
-     due  diligence  of  third-party  servicers;
-     development  of  contingency  plans.

     Regular Year 2000 progress reports have been and will continue to be made to Coastal's Board of Directors.

     An inventory of all core systems and products that could be affected by the Year 2000 date change has been developed by Coastal. The software for Coastal's systems is primarily provided through third party service bureaus and software vendors. Coastal is requiring its third party service bureaus, software providers and vendors to demonstrate and represent that the products provided are or will be Year 2000 compliant by June 30, 1999. Coastal is performing due diligence on its customers and other business partners by the implementation and continuous monitoring of processes for evaluating its customers' and business partners' readiness for the Year 2000. Coastal has an internal compliance testing program in place for testing with the external service bureaus and other software providers, as well as testing other internally used systems. Coastal anticipates that mission critical systems will be Year 2000 compliant by June 30, 1999.

     While Coastal does not believe that the process of making its computer systems Year 2000 ready will result in an adverse material impact on its operations or liquidity, a substantial amount of management and staff time has been and will continue to be devoted to the Year 2000 project. The direct costs associated with the Year 2000 issues are estimated not to exceed $300,000 in the aggregate. A portion of such costs representing hardware and software purchases will be capitalized and amortized over an estimated three to five year period.

     Planning and testing will not ensure that any organization will be able to conduct business around and after the Year 2000. Testing does not ensure that our customers and other business partners will be able to conduct business. The failure of Coastal, its customers and its other business partners to address the Year 2000 software problems could have a material adverse effect on Coastal's financial condition, results of operations or liquidity.

     Coastal has implemented procedures and continues to refine its processes for evaluating its business readiness in addition to developing contingency plans to ensure that alternate operating systems are available in the event of unforeseen problems. The effect of many business disruptions at the same time may impact Coastal. Coastal will continue to review its contingency plans to reasonably address these incidents. While Coastal will have contingency plans in place to address a temporary disruption in services, there can be no assurance that any disruption or failure will be only temporary, that Coastal's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of Coastal will not be adversely affected in the event of a prolonged disruption or failure.



     Forward-Looking  Information
     ----------------------------

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC").

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC on March 23, 1999.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 1998. Coastal's principal market risk exposure is to interest rates. See note 8 of the Notes to Consolidated Financial Statements.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

(a)     The  following  exhibits  are  filed  as  part  of  this  report:
        Exhibit  27  -  Financial  Data  Schedule
        Exhibit  99  -  Forward-Looking  Information
(b) Form 8K filed on February 1, 1999 concerning the announcement that a member of the Board of Directors had resigned effective November 24, 1998.
(c) Form 8K filed on February 8, 1999 concerning the election of Paul W. Hobby to the Board of Directors effective February 1, 1999.
(d) Form 8K filed on March 15, 1999 concerning the announcement that Coastal completed the repurchase of an additional 500,000 shares of its common stock under the December 21, 1998 stock repurchase plan. In addition to the announcement that on February 25, 1999, the Board of Directors authorized the extension of the repurchase plan for up to an additional 500,000 shares.
(e) Form 8K filed on March 31, 1999 concerning the status of a nonaccrual loan and the related allowance for loan losses.




                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     5/14/99                           By     /s/  Manuel J. Mehos
           -------                                  --------------------
                                             Manuel  J.  Mehos
                                             Chairman  of  the  Board
                                             Chief  Executive  Officer









Dated:     5/14/99                          By     /s/  Catherine  N. Wylie
           -------                                  -----------------------
                                            Catherine  N.  Wylie
                                            Chief  Financial  Officer



                                   Exhibit 27


                             Financial Data Schedule





                                   Exhibit 99


                           Forward-Looking Information





                                   EXHIBIT 99

     Forward-Looking  Information

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC").

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC on March 23, 1999.




\\enterprise\data\acctexe\watkins\word\form-10q\33199edg.rtf