Form 10-Q
period 1999-06-30
COASTAL BANCORP INC
filed 1999-08-16
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [  X  ]  Quarterly  Report  Under  Section  13  or  15  (d)  of
                the  Securities  Exchange  Act  of  1934
                For  the  Quarterly  Period  Ended  June  30,  1999

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

                             5718 Westheimer, Suite 600
                                Houston, Texas 77057
                            -----------------------------
                         (Address of principal executive office)

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

                             X    YES           NO
                           ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            COMMON STOCK OUTSTANDING:   6,303,798 AS OF JULY 31, 1999

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------

Item 1  Financial Statements
        Consolidated Statements of Financial Condition at June 30, 1999
        (unaudited) and December 31, 1998                                          1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 1999 and 1998 (unaudited)                                         2

        Consolidated Statements of Income for the Three-Month Periods Ended
        June 30, 1999 and 1998 (unaudited)                                         3

        Consolidated Statements of Comprehensive Income for the Six-Month
        Periods Ended June 30, 1999 and 1998 (unaudited)                           4

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 1999 and 1998 (unaudited)                                   5

        Notes to Consolidated Financial Statements                                 7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             18

Item 3  Quantitative and Qualitative Disclosures About Market Risk                26




PART  II.     OTHER  INFORMATION
---------     ------------------


Item 1  Legal Proceedings                                    27
Item 2  Changes in Securities                                27
Item 3  Default upon Senior Securities                       27
Item 4  Submission of Matters to a Vote of Security Holders  27
Item 5  Other Information                                    28
Item 6  Exhibits and Reports on Form 8-K                     28



SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------


                                COASTAL BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 June 30,                December 31,
                                                                   1999                      1998
                                                               ------------           ---------------
ASSETS                                                          (Unaudited)
-------------------------------------------------------------   -------------------------------------
Cash and cash equivalents                                      $     37,178                $   45,453
Federal funds sold                                                    2,900                        --
Loans receivable (note 4)                                         1,673,727                 1,538,149
Mortgage-backed securities held-to-maturity (notes 3 and 8)         977,813                 1,154,116
Mortgage-backed securities available-for-sale, at fair value
 (notes 3 and 8)                                                    104,125                    96,609
U.S. Treasury security available-for-sale, at fair value              2,004                     2,016
Mortgage loans held for sale                                             90                        --
Accrued interest receivable                                          15,507                    15,518
Property and equipment                                               32,279                    33,116
Stock in the Federal Home Loan Bank of Dallas (FHLB)                 51,166                    49,819
Goodwill                                                             29,173                    30,687
Mortgage servicing rights                                             3,442                     4,049
Prepaid expenses and other assets                                    12,232                    12,629
                                                               ------------                ----------
                                                               $  2,941,636                $2,982,161
                                                               ============                ==========


     LIABILITIES,  MINORITY  INTEREST  AND  STOCKHOLDERS'  EQUITY
     ------------------------------------------------------------

Liabilities:
 Deposits (note 5)                                                  $1,624,615   $1,705,004
 Advances from the FHLB (note 6)                                       987,009      966,720
 Securities sold under agreements to repurchase (note 6)               100,000      100,000
 Senior notes payable, net (note 7)                                     47,900       50,000
 Advances from borrowers for taxes and insurance                         8,020        3,340
 Other liabilities and accrued expenses                                 14,015       15,583
                                                                    -----------  -----------
     Total liabilities                                               2,781,559    2,840,647
                                                                    -----------  -----------

Minority interest - 9.0% noncumulative preferred stock of Coastal
 Banc ssb (note 10)                                                     28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 14):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding in 1999                                                  27,500           --
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,574,277 and 7,568,255 shares issued
   in 1999 and 1998, respectively                                           76           76
 Additional paid-in capital                                             32,275       33,696
 Retained earnings                                                      92,863       88,144
 Accumulated other comprehensive income (loss) -
   unrealized loss on securities available-for-sale                     (1,101)      (1,374)
 Treasury stock at cost (1,272,679 and 499,600 shares in 1999
   and 1998)                                                           (20,286)      (7,778)
                                                                    -----------  -----------
     Total stockholders' equity                                        131,327      112,764
                                                                    -----------  -----------
                                                                    $2,941,636   $2,982,161
                                                                    ===========  ===========



See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Six Months Ended
                                                                                June 30,
                                                                           ----------------------
                                                                                1999        1998
                                                                           ----------------------
                                                                                  (Unaudited)
Interest income:
 Loans receivable                                                          $    63,828  $ 56,027
 Mortgage-backed securities                                                     33,489    46,198
 FHLB stock, federal funds sold and other interest-earning assets                1,560     1,036
                                                                           -----------  ---------
                                                                                98,877   103,261
                                                                           -----------  ---------

Interest expense:
 Deposits                                                                       32,878    30,999
 Advances from the FHLB:
   Short-term                                                                    7,099     7,579
   Long-term                                                                    15,132     7,860
 Other borrowed money                                                            4,091    23,041
 Senior notes payable                                                            2,414     2,500
                                                                           -----------  ---------
                                                                                61,614    71,979
                                                                           -----------  ---------

   Net interest income                                                          37,263    31,282
Provision for loan losses                                                        3,006     1,900
                                                                           -----------  ---------
   Net interest income after provision for loan losses                          34,257    29,382
                                                                           -----------  ---------

Noninterest income:
 Loan fees and service charges on deposit accounts                               3,724     2,466
 Loan servicing income, net                                                        286       400
 Writedown of purchased mortgage loan premium                                       --      (709)
 Other                                                                             843       543
                                                                           -----------  ---------
                                                                                 4,853     2,700
                                                                           -----------  ---------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                 14,405    10,097
 Office occupancy                                                                5,639     4,031
 Data processing                                                                 1,762     1,181
 Amortization of goodwill                                                        1,514       943
 Insurance premiums                                                                615       525
 Real estate owned                                                                 277       423
 Other                                                                           4,086     3,718
                                                                           -----------  ---------
                                                                                28,298    20,918
                                                                           -----------  ---------

     Income before provision (benefit) for Federal income taxes
     and minority interest                                                      10,812    11,164

Provision (benefit) for Federal income taxes (note 12)                           3,399       (50)
                                                                           -----------  ---------
     Income before minority interest                                             7,413    11,214
Minority interest - preferred stock dividends of Coastal Banc ssb
 (Series A) (note 10)                                                            1,294     1,294
                                                                           -----------  ---------
     Net income                                                            $     6,119  $  9,920
                                                                           ===========  =========
     Net income available to common stockholders                           $     5,789  $  9,920
                                                                           ===========  =========

Basic earnings per share (note 9)                                          $      0.87  $   1.31
                                                                           ===========  =========

Diluted earnings per share (note 9)                                        $      0.85  $   1.27
                                                                           ===========  =========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Three Months Ended
                                                                                    June 30,
                                                                           ----------------------
                                                                                  1999      1998
                                                                           -------------  -------
                                                                                   (Unaudited)
Interest income:
 Loans receivable                                                          $      32,824  $29,087
 Mortgage-backed securities                                                       15,739   22,752
 FHLB stock, federal funds sold and other interest-earning assets                    788      534
                                                                           -------------  -------
                                                                                  49,351   52,373
                                                                           -------------  -------

Interest expense:
 Deposits                                                                         16,068   15,492
 Advances from the FHLB:
   Short-term                                                                      3,093    3,624
   Long-term                                                                       7,573    3,913
 Other borrowed money                                                              2,573   11,812
 Senior notes payable                                                              1,197    1,250
                                                                           -------------  -------
                                                                                  30,504   36,091
                                                                           -------------  -------

   Net interest income                                                            18,847   16,282
Provision for loan losses                                                            675      450
                                                                           -------------  -------
   Net interest income after provision for loan losses                            18,172   15,832
                                                                           -------------  -------

Noninterest income:
 Loan fees and service charges on deposit accounts                                 1,910    1,142
 Loan servicing income, net                                                          152      160
 Other                                                                               351      351
                                                                           -------------  -------
                                                                                   2,413    1,653
                                                                           -------------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                    7,290    5,157
 Office occupancy                                                                  2,837    2,042
 Data processing                                                                     863      573
 Amortization of goodwill                                                            761      474
 Insurance premiums                                                                  312      260
 Real estate owned                                                                   123      171
 Other                                                                             2,632    1,906
                                                                           -------------  -------
                                                                                  14,818   10,583
                                                                           -------------  -------

     Income before provision for Federal income taxes
     and minority interest                                                         5,767    6,902

Provision for Federal income taxes (note 12)                                       1,773    2,276
                                                                           -------------  -------
     Income before minority interest                                               3,994    4,626
Minority interest - preferred stock dividends of Coastal Banc ssb
 (Series A) (note 10)                                                                647      647
                                                                           -------------  -------
     Net income                                                            $       3,347  $ 3,979
                                                                           =============  =======
     Net income available to common stockholders                           $       3,017  $ 3,979
                                                                           =============  =======

Basic earnings per share (note 9)                                          $        0.47  $  0.53
                                                                           =============  =======

Diluted earnings per share (note 9)                                        $        0.46  $  0.51
                                                                           =============  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                    Six Months Ended
                                                                        June 30,
                                                            ---------------------------
                                                                   1999          1998
                                                            ------------------  -------
                                                                      (Unaudited)


Net income                                                     $    6,119       $ 9,920

Other comprehensive income, net of tax:
 Unrealized holding gains on securities available-for-sale
 arising during period                                                273           698
                                                               ---------------  -------

Total comprehensive income                                     $    6,392       $10,618
                                                               ===============  =======




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                  Six Months Ended
                                                                                       June 30,
                                                                              ----------------------
                                                                                  1999         1998
                                                                             -----------------------
                                                                                     (Unaudited)

Cash flows from operating activities:
 Net income                                                               $       6,119   $   9,920
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets                4,928       4,087
 Net premium amortization                                                           747       1,985
 Provision for loan losses                                                        3,006       1,900
 Amortization of goodwill                                                         1,514         943
 Originations and purchases of mortgage loans held for sale                      (2,358)    (11,299)
 Sales of mortgage loans held for sale                                            1,936      11,050
 Stock dividends from the FHLB                                                   (1,337)       (882)
 Decrease (increase) in:
   Accrued interest receivable                                                       11        (536)
   Other, net                                                                      (496)      2,459
                                                                              ----------  ----------

   Net cash provided by operating activities                                     14,070      19,627
                                                                              ----------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                              (2,900)         --
 Purchases of mortgage-backed securities held-to-maturity                        (3,080)         --
 Purchases of mortgage-backed securities available-for-sale                     (26,489)         --
 Principal repayments on mortgage-backed securities held-to-maturity            179,796      61,518
 Principal repayments on mortgage-backed securities
   available-for-sale                                                            19,406      11,392
 Purchases of loans receivable                                                 (235,485)   (273,600)
 Net decrease in loans receivable                                                93,384     116,140
 Net purchases of property and equipment                                         (1,722)     (2,180)
 Purchases of FHLB stock                                                            (10)     (3,011)
                                                                              ----------  ----------

   Net cash provided (used) by investing activities                              22,900     (89,741)
                                                                              ----------  ----------


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       --------------------------------
                                                                              1999             1998
                                                                       ------------------  ------------
                                                                                   (Unaudited)

Cash flows from financing activities:
 Net decrease in deposits                                              $      (80,285)     $   (16,198)
 Advances from the FHLB                                                     2,763,444        1,948,839
 Principal payments on advances from the FHLB                              (2,743,155)      (1,864,476)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                  319,340        3,602,376
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                   (319,340)      (3,616,424)
 Net increase in advances from borrowers for taxes and insurance                4,680            5,463
 Proceeds from issuance of preferred stock, net                                26,024               --
 Exercise of stock options for purchase of common stock, net                       54              471
 Purchase of Treasury Stock                                                   (12,508)              --
 Repurchase of Senior Notes                                                    (2,100)              --
 Dividends paid                                                                (1,399)          (1,209)
                                                                       ---------------     ------------
   Net cash provided (used) by financing activities                           (45,245)          58,842
                                                                       ---------------     ------------

   Net decrease in cash and cash equivalents                                   (8,275)         (11,272)
 Cash and cash equivalents at beginning of period                              45,453           37,096
                                                                       ---------------     ------------
 Cash and cash equivalents at end of period                            $       37,178      $    25,824
                                                                       ===============     ============

 Supplemental schedule of cash flows-interest paid                     $       62,969      $    70,583
                                                                       ===============     ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $        2,583      $     2,020
                                                                       ===============     ============


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     On August 27, 1998, December 21, 1998 and February 25, 1999, the Board of Directors authorized three separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of June 30, 1999, 1,272,679 shares had been repurchased in the open market at an average price of $15.94 per share for a total cost of $20.3 million.

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

(3)  MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 1999 (unaudited) were as follows (dollars in thousands):


                                                  Gross          Gross
                                 Amortized     Unrealized      Unrealized      Fair
                                   Cost           Gains          Losses        Value
                              -------------------------------------------------------
Held-to-Maturity:
 REMICS - Agency              $   699,805        $ 4,276      $  (8,114)     $ 695,967
 REMICS - Non-agency              190,125            110         (2,458)       187,777
 FNMA certificates                 59,805             60         (1,657)        58,208
 GNMA certificates                 18,004             --            (54)        17,950
 Non-agency securities             10,074             29           (148)         9,955
                              -----------        -------      ----------     ---------
                              $   977,813        $ 4,475      $ (12,431)     $ 969,857
                              ===========        =======      ==========     =========

Available-for-sale:
 REMICS - Agency              $    78,756        $    --      $  (1,576)     $  77,180
 REMICS - Non-agency                  576             --             (9)           567
 GNMA certificates                 26,489             --           (111)        26,378
                              -----------        -------      ----------     ---------
                              $   105,821        $    --      $  (1,696)     $ 104,125
                              ===========        =======      ==========     =========


     Mortgage-backed securities at December 31, 1998 were as follows (dollars in thousands):


                                                  Gross          Gross
                                 Amortized     Unrealized      Unrealized      Fair
                                   Cost           Gains          Losses        Value
                              -------------------------------------------------------
Held-to-maturity:
 REMICS - Agency            $   839,593         $ 3,770       $ (10,349)   $   833,014
 REMICS - Non-agency            218,500             598          (2,186)       216,912
 FNMA certificates               63,199             147            (810)        62,536
 GNMA certificates               21,311              16             (23)        21,304
 Non-agency securities           11,512             113             (23)        11,602
 Interest-only securities             1              --              --              1
                            -----------         -------       ----------   -----------
                            $ 1,154,116         $ 4,644       $ (13,391)   $ 1,145,369
                            ===========         =======       ==========   ===========

Available-for-sale:
 REMICS - Agency            $    97,695        $    --        $  (2,115)   $    95,580
 REMICS - Non-agency              1,037             --               (8)         1,029
                            -----------         -------       ----------   -----------
                            $    98,732        $    --        $  (2,123)   $    96,609
                            ===========        =======        ==========   ===========

(4)  LOANS  RECEIVABLE

     Loans receivable at June 30, 1999 and December 31, 1998 were as follows (dollars in thousands):


                                                    June 30, 1999     December 31, 1998
                                                   ---------------    -----------------
                                                     (Unaudited)
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $      786,734       $  690,510
 Commercial                                               300,758          257,723
 Multifamily                                              124,906          119,447
 Residential construction                                 132,099          115,714
 Acquisition and development                               85,469           75,932
 Commercial construction                                   58,331           40,344
Commercial loans, secured by residential mortgage
 loans held for sale                                      117,899          173,124
Commercial loans, secured by mortgage servicing
 rights                                                     1,690            3,867
Commercial, financial and industrial                      110,300           92,218
Loans secured by savings deposits                          13,060           13,164
Consumer and other loans                                   69,524           66,989
                                                   ---------------      -----------
                                                        1,800,770        1,649,032
Loans in process                                         (114,008)         (99,790)
Allowance for loan losses                                 (13,384)         (11,358)
Unearned interest and  loan fees                           (2,954)          (3,493)
Premium to record purchased loans, net                      3,303            3,758
                                                   ---------------      -----------
                                                   $    1,673,727      $ 1,538,149
                                                   ===============      ===========
Weighted average yield                                       8.09%            8.55%
                                                   ===============      ===========


     At June 30, 1999, Coastal had outstanding commitments to originate or purchase $116.4 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $172.7 million. In addition, at June 30, 1999, Coastal had $7.6 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At June 30, 1999 and December 31, 1998, the carrying value of loans that were considered to be impaired totaled approximately $12.2 million and $1.7 million, respectively and the related allowance for loan losses on those impaired loans totaled $3.1 million and $880,000 at June 30, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998 was $10.6 million and $1.7 million, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 is as follows (in thousands):


                                     Six Months Ended June 30,
                                     -----------------------
                                           1999       1998
                                      ------------  -------
                                                (Unaudited)
Balance, beginning of period          $    11,358   $7,412
Provision for loan losses                   3,006    1,900
Charge-offs                                (1,107)    (692)
Recoveries                                    127      230
                                      ------------  -------

Balance, end of period                $    13,384   $8,850
                                      ============  =======


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

     Coastal has hired special bankruptcy counsel to represent it in this situation and has been involved in discussions with the Lead Lender regarding the status of the loan. Although Coastal has been informed by the Lead Lender that Coastal's loan is collateralized by residential loans, Coastal, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent Coastal from incurring a loss or the amount of any loss, should one occur. Effective December 31, 1998, Coastal placed this loan on nonaccrual. As of June 30, 1999, Coastal has allocated $2.4 million of the general allowance to this loan. Coastal is working with the Lead Lender to obtain the release of the collateral from the bankruptcy court and prepare the collateral for sale. At this time, Coastal is unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker. Coastal is continuing to monitor this situation and will make additions to the overall allowance for loan losses as considered necessary based on its existing policy.

     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $453.2 million and $519.2 million at June 30, 1999 and December 31, 1998, respectively.

(5)  DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at June 30, 1999 and December 31, 1998 are summarized as follows (dollars in thousands):


                                      Stated Rate        June 30, 1999    December 31, 1998
                                     ---------------    --------------    -----------------
                                                          (Unaudited)
Noninterest-bearing checking                   0.00%     $   90,163        $   95,398
Interest-bearing checking             1.00  -  2.00          51,131            63,067
Savings accounts                      1.49  -  2.75          49,707            48,571
Money market demand accounts          0.00  -  4.57         335,347           339,481
                                                         -------------     -----------
                                                            526,348           546,517

Certificate accounts                  2.00  -  2.99           1,782             6,538
                                      3.00  -  3.99         100,840            38,614
                                      4.00  -  4.99         515,576           272,325
                                      5.00  -  5.99         420,078           747,585
                                      6.00  -  6.99          50,890            83,277
                                      7.00  -  7.99           8,414             8,727
                                      8.00  -  8.99             103               699
                                      9.00  -  9.99             270               305
                                      over  10.00                19                18
                                                         -------------     -----------
                                                          1,097,972         1,158,088
                                                         -------------     -----------

Premium to record purchased deposits                            295               399
                                                         -------------     -----------

                                                      $   1,624,615        $1,705,004
                                                         =============     ===========

Weighted average rate                                          3.87%             4.11%
                                                         =============     ===========


     The scheduled maturities of certificate accounts outstanding at June 30, 1999 were as follows (dollars in thousands):




                   June 30, 1999
                  ---------------
                    (Unaudited)
 0 to 12 months   $       949,269
 13 to 24 months          110,158
 25 to 36 months           18,767
 37 to 48 months           11,884
 49 to 60 months            7,643
 Over 60 months               251
                  ---------------
                  $     1,097,972
                  ===============

(6)  SECURITIES SOLD UNDER AGREEMENTS  TO REPURCHASE AND ADVANCES FROM THE FHLB

     The weighted average and stated interest rates on securities sold under agreements to repurchase at June 30, 1999 and December 31, 1998 was 4.93%.

     The weighted average interest rates on advances from the FHLB at June 30, 1999 and December 31, 1998 were 5.08% and 5.24%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at June 30, 1999 are summarized as follows (dollars in thousands) (unaudited):


                                             Weighted Average
Due during the year ended December 31,        Interest Rate          Amount
--------------------------------------       -----------------      ---------
1999                                                5.05%           $711,816
2000                                                5.53              12,158
2001                                                5.89              12,792
2002                                                5.02             168,773
2003                                                5.22                 786
2004                                                5.75               5,392
2005                                                5.57                 129
2006                                                6.85               3,169
2007                                                6.65               1,128
2008                                                4.72              52,776
2009                                                8.14               4,290
2010                                                5.66                 187
2011                                                6.62               1,395
2012                                                5.68                 217
2013                                                5.71               6,840
2014                                                5.43               2,987
2018                                                5.28               2,174
                                                                    --------

                                                                    $987,009
                                                                    ========

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

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At June 30, 1999, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $64.7 million and $178.9 million, respectively.

     The terms of the interest rate swap agreements outstanding at June 30, 1999 (unaudited) and December 31, 1998 are summarized as follows (dollars in thousands):


                                                                        Fair Value at
                                                       Floating Rate       End of
                       Notional      LIBOR     Fixed         At            Period
Maturity                Amount       Index      Rate   End of Period    (gain (loss))
---------------------  ---------  -----------  ------  --------------  ---------------
At June 30, 1999:
1999. . . . . . . . .  $  14,600  Three-month  6.926%          5.028%  $          (80)
2000. . . . . . . . .      4,800  Three-month  6.170           5.176             (100)
2000. . . . . . . . .      2,310  Three-month  6.000           5.328               (8)
2003. . . . . . . . .     22,926  One-month    5.345           4.930              161
2004. . . . . . . . .      3,881  One-month    5.635           4.988              102
2005. . . . . . . . .     16,225  Three-month  6.500           5.051              (33)
                       ---------                                       ---------------
                       $  64,742                                       $           42
                       =========                                       ===============

At December 31, 1998:
1999. . . . . . . . .  $  14,600  Three-month  6.926%          5.399%  $         (218)
2000. . . . . . . . .      4,800  Three-month  6.170           5.226             (164)
2000. . . . . . . . .      2,380  Three-month  6.000           5.281              (38)
2005. . . . . . . . .     16,225  Three-month  6.500           5.261             (707)
                       ---------                                       ---------------
                       $  38,005                                       $       (1,127)
                       =========                                       ===============

     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 5.15% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.35% for the six months ended June 30, 1999. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $310,000 for the six months ended June 30, 1999 and approximately $185,000 for the six months ended June 30, 1998. Coastal had pledged approximately $6.4 million of mortgage-backed securities to secure interest rate swap agreements at June 30, 1999.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.0% to 11.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $102,000 and $115,000 at June 30, 1999 and December 31, 1998, respectively, with the estimated fair value of the agreements being $520,000 and $888,000 at June 30, 1999 and December 31, 1998, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $12,000 and $30,000 for the six months ended June 30, 1999 and 1998, respectively.

     Interest rate cap agreements outstanding at June 30, 1999 (unaudited) expire as follows (dollars in thousands):


Year of       Strike Rate    Notional
Expiration       Range        Amount
----------  ---------------  ---------
1999        7.25  -  11.00%  $  33,520
2000         8.50  -  9.50      11,620
2001         7.00  -  9.00      34,780
2003         8.00  -  8.50      99,000
                             ---------
                             $ 178,920
                             =========

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

(9)  EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the six-and three-month periods ended June 30, 1999 and 1998 (dollars in thousands, except per share data) (unaudited):



                                                                    Six Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                      1999         1998
                                                                -----------  ----------
Net income                                                      $    6,119   $    9,920
Preferred stock dividends                                             (330)          --
                                                                -----------  ----------
Net income available to common stockholders                     $    5,789   $    9,920
                                                                ===========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                       6,650,424    7,550,276
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                       153,238      265,364
                                                                -----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                     6,803,662    7,815,640
                                                                ===========  ==========
Basic EPS                                                       $     0.87   $     1.31
                                                                ===========  ==========
Diluted EPS                                                     $     0.85   $     1.27
                                                                ===========  ==========



                                                                    Three Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                        1999         1998
                                                                  -----------  ----------
Net income                                                        $    3,347   $    3,979
Preferred stock dividends                                               (330)          --
                                                                  -----------  ----------
Net income available to common stockholders                       $    3,017   $    3,979
                                                                  ===========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         6,384,779    7,559,922
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         150,981      277,562
                                                                  -----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,535,760    7,837,484
                                                                  ===========  ==========
Basic EPS                                                         $     0.47   $     0.53
                                                                  ===========  ==========
Diluted EPS                                                       $     0.46   $     0.51
                                                                  ===========  ==========

     The weighted average number of common shares outstanding has been reduced in 1999 by the treasury stock held by Coastal. As of June 30, 1999, Coastal had 1,272,679 common shares in treasury.

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

     At June 30, 1999, the Bank's regulatory capital (unaudited) in relation to its existing regulatory capital requirements for capital adequacy purposes were as follows (dollars in thousands):


                                                  Minimum For Capital       Well-Capitalized
                               Actual              Adequacy Purposes          Requirements
                        -------------------      --------------------      ------------------
Capital Requirement        Amount    Ratio          Amount    Ratio         Amount    Ratio
--------------------    ---------  --------      ---------    -------      ---------  -------
 Tier 1 (core)          $ 164,394    5.71%        $115,120    4.00%        $143,900   5.00%
 Tier 1 risk-based        164,394    9.59           68,597    4.00          102,896   6.00
 Total risk-based         177,778   10.37          137,194    8.00          171,493  10.00



     As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12)     FEDERAL  INCOME  TAXES

     In March 1998, Coastal announced that it had successfully resolved an outstanding tax benefit issue with the FDIC as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes during the six months ended June 30, 1998; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue also contributes an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share, as of June 30, 1999. This tax benefit is expected to continue through the end of 2002.

(13)     RECENT  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") for one year. Statement 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     Statement 133 generally requires that derivatives embedded in hybrid instruments be separated from their host contracts and be accounted for separately as derivative contracts. For instruments existing at the date of adoption, Statement 133 provides an entity the option of not applying this provision to such hybrid instruments entered into before January 1, 1998 and not substantially modified thereafter. Consistent with the deferral of the effective date for one year, Statement 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not substantially modified thereafter. Coastal is evaluating the impact, if any, Statement 133 may have on its future consolidated financial statements.

(14) COASTAL  BANCORP,  INC.  PREFERRED  STOCK

     On May 11, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, to the public at a price of $25 per share. Dividends on the preferred stock are payable quarterly at the annual rate of $2.28 per share. The preferred stock is callable on May 15, 2003 at Bancorp's option. The $26.0 million net proceeds may be used for acquisitions, although there are presently no agreements or understandings with respect to any such acquisition; repurchases in the open market of Bancorp's outstanding common stock; repurchases in the open market of the outstanding 10% Senior Notes Due 2002; and capital contributions to the Bank to support growth and to provide working capital. The proceeds were invested temporarily in short-term investments. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends declared on this preferred stock. The ongoing quarterly tax benefit will be approximately $219,000, or 3 cents per diluted share, and is expected to continue through the end of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             -------------------------------------------------------------------

Financial  Condition
--------------------

     Total assets decreased 1.4% or $40.5 million from December 31, 1998 to June 30, 1999. The net decrease resulted primarily from a decrease of $176.3 million in mortgage-backed securities held-to-maturity, a decrease of $8.3 million in cash and cash equivalents, offset by an increase in loans receivable of $135.6 million and an increase in mortgage-backed securities available-for-sale of $7.5 million. The decrease in mortgage-backed securities held-to-maturity was due to principal payments received. The increase in loans receivable was primarily due to residential mortgage loan purchases of $225.3 million and $10.2 million of consumer loan purchases from correspondent lenders, offset by principal payments received and a decrease of $55.2 million in commercial loans, secured by residential mortgage loans held for sale, because of the decreased activity during the period by these types of customers. The increase in mortgage-backed securities available-for-sale was due to the purchase of $26.5 million offset by principal payments received.

     Deposits decreased $80.4 million or 4.7% from December 31, 1998 to June 30, 1999 and advances from the FHLB increased 2.1% or $20.3 million. Stockholders' equity increased 16.5% or $18.6 million from December 31, 1998 to June 30, 1999 as a result of the $26.0 million in net proceeds received from the issuance of the 9.12% Series A Cumulative Preferred Stock on May 11, 1999 ("Bancorp Preferred Stock"), net income of $6.1 million and a $273,000 decrease in accumulated other comprehensive loss, offset by additional treasury stock acquired of $12.5 million and dividends declared.


Results  of  Operations  for  the  Six  Months  Ended  June  30,  1999  and 1998
--------------------------------------------------------------------------------

General
-------

     For the six months ended June 30, 1999, net income was $6.1 million compared to $9.9 million for the six months ended June 30, 1998. During the first six months of 1999, net income was reduced by a $1.7 million additional provision for loan losses (above the planned quarterly provision of $675,000 or $1.4 million for the six month period). The additional provision for loan losses was due in part to a $10.0 million participation in a warehouse loan to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively the "Mortgage Banker"), that, during January 1999, was placed on nonaccrual effective December 31, 1998, due to the fact that the Mortgage Banker ceased operations in late January 1999 and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. Coastal, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent Coastal from incurring a loss or the amount of any loss, should one occur. As of June 30, 1999, Coastal has allocated $2.4 million of the general allowance to this loan. Coastal is working with the lead lender in the participation to obtain the release of the collateral from the bankruptcy court and prepare the collateral for sale. At this time, Coastal is unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker. Coastal is continuing to monitor this situation and will make additions to the overall allowance for loan losses as it deems necessary based on its existing policy. The additional provision for loan losses is also attributable to other changes and growth in Coastal's loan portfolio, including the loans acquired in the 1998 acquisition of 12 branch offices from Pacific Southwest Bank (the "Valley Acquisition"). Although management believes that the allowance for loan losses at June 30, 1999 is adequate, based on the above specific situation with the Mortgage Banker and the continuing changes in the loan portfolio, Coastal is planning to increase the quarterly provision for loan losses to at least $900,000 beginning in the third quarter of 1999.

     Net income for the first six months of 1998 was positively affected by a one-time income benefit of $2.6 million (net) or 33 cents per diluted share. This benefit was the result of the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation ("FDIC") as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The $3.7 million one-time tax benefit was offset by the recording of an additional provision for loan losses of $1.0 million and a writedown of purchased mortgage loan premium of $709,000. The resolution of the one-time tax benefit issue is also contributing an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share which is estimated to continue through the end of 2002.

     Net interest income increased $6.0 million and noninterest income (excluding the writedown of purchased mortgage loan premium in 1998) increased $1.4 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. These increases were offset by the increase in the provision for loan losses of $1.1 million and the increase in noninterest expense of $7.4 million. The provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes in 1998) decreased $230,000 due to the decreased income before provision for federal income taxes and minority interest and the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock.

Interest  Income
----------------

     Interest income for the six months ended June 30, 1999 decreased $4.4 million or 4.3% from the six months ended June 30, 1998. The decrease is due to a decrease in average interest-earning assets of $81.4 million, and a decrease in the average yield from 7.19% for the six months ended June 30, 1998 to 7.09% for the six months ended June 30, 1999. Interest income on loans receivable increased $7.8 million due to a $231.4 million increase in the average balance, offset slightly by a decrease in the average yield from 8.35% for the six months ended June 30, 1998 to 8.12% for the same period in 1999. Interest income on mortgage-backed securities decreased $12.7 million due to a $336.1 million decrease in the average balance and a decrease in the average yield from 6.19% for the six months ended June 30, 1998 to 5.79% for the same period in 1999.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $524,000. Total interest-earning assets for the six months ended June 30, 1999 averaged $2.8 billion compared to $2.9 billion for the six months ended June 30, 1998.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $61.6 million for the six months ended June 30, 1999, as compared to $72.0 million for the same period in 1998. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities from 5.37% for the six months ended June 30, 1998 to 4.75% for the six months ended June 30, 1999 and a $87.2 million decrease in the average balance of interest-bearing liabilities. The 0.62% decrease in the average rate paid on interest-bearing liabilities was primarily due to the lower cost deposits acquired in the Valley Acquisition, the new pricing strategies for certificates of deposit that reduced Coastal's cost of retail deposits and lower wholesale funding costs. The decrease in average interest-bearing liabilities consisted primarily of a $665.8 million decrease in securities sold under agreements to repurchase offset by a $328.8 million increase in advances from the FHLB and a $251.7 million increase in interest-bearing deposits. The reallocation of borrowings from securities sold under agreements to repurchase to FHLB advances was done to take advantage of more favorable interest rates.

Net  Interest  Income
---------------------

     Net interest income was $37.3 million for the six months ended June 30, 1999 and $31.3 million for the same period in 1998. Net interest margin ("Margin") was 2.67% for the six months ended June 30, 1999 compared to 2.18% for the six months ended June 30, 1998. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.82% for the six months ended June 30, 1998 to 2.34% for the six months ended June 30, 1999. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the six months ended June 30, 1999 and 1998 were 2.59% and 2.00%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the decrease in the average rate paid on interest-bearing liabilities of 0.62%. This decrease in the average rate paid on interest-bearing liabilities was slightly offset by a 0.10% decrease in the average yield on interest-earning assets. Average net interest-earning assets increased $5.8 million from the six months ended June 30, 1998 to the six months ended June 30, 1999.

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

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $3.0 million for the six months ended June 30, 1999 compared to $1.9 million for the six months ended June 30, 1998. The increase in the provision for loan losses was in part due to the $10.0 million warehouse loan participation placed on nonaccrual effective December 31, 1998, as discussed previously, as well as other changes and growth in Coastal's loan portfolio, including the loans acquired in the Valley Acquisition. The allowance for loan losses as a percentage of total loans was 0.80% at June 30, 1999 and 0.63% at June 30, 1998.

     Although no assurance can be given, management believes that the allowance for loan losses at June 30, 1999 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary. As noted previously, based on the above specific situation with the Mortgage Banker and the continuing changes in the loan portfolio, Coastal is planning to increase the quarterly provision for loan losses to at least $900,000 beginning in the third quarter of 1999.

Noninterest  Income
-------------------

     For the six months ended June 30, 1999, noninterest income (excluding the writedown of purchased mortgage loan premium in 1998) increased $1.5 million to $4.9 million, compared to $3.4 million for the six months ended June 30, 1998. The increase in noninterest income was primarily due to an increase of $1.3 million in loan fees and service charges on deposit accounts and a $300,000 increase in other noninterest income. The increase in loan fees and service charges on deposit accounts consisted of a $1.4 million increase in service charges on deposit accounts due to the increase in transaction type deposit accounts, including those acquired in the Valley Acquisition, offset somewhat by a $187,000 decrease in loan fees. These increases were partially offset by a $114,000 decrease in loan servicing income due to the declining loan servicing portfolio.

Noninterest  Expense
--------------------

     For the six months ended June 30, 1999, noninterest expense increased $7.4 million from the six months ended June 30, 1998. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $4.3 million and $1.6 million, respectively, from the six months ended June 30, 1998 to the six months ended June 30, 1999, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing and occupancy expenses related to the Valley Acquisition. In addition, the amortization of goodwill increased $571,000 and data processing expense increased $581,000 primarily due to the Valley Acquisition. Other changes included a $368,000 increase in other operating expenses, a $90,000 increase in insurance premiums and a $146,000 decrease in real estate owned expense.

Provision  (Benefit)  for  Federal  Income  Taxes
-------------------------------------------------

     The provision for federal income taxes for the six months ended June 30, 1999 was $3.4 million compared to the provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) for the six months ended June 30, 1998 of $3.7 million. The slight decrease was due to the decreased income before provision for federal income taxes and minority interest and the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for the dividends on the Bancorp Preferred Stock. The ongoing quarterly tax benefit will be approximately $219,000, or 3 cents per diluted share, and is expected to continue through the end of 2002.

Results  of  Operations  for  the  Three  Months  Ended  June  30, 1999 and 1998
--------------------------------------------------------------------------------

General
-------

     For the three months ended June 30, 1999, net income was $3.3 million compared to $4.0 million for the three months ended June 30, 1998. Net interest income increased $2.6 million and noninterest income increased $760,000 from the three months ended June 30, 1998 to the three months ended June 30, 1999. These increases were offset by the increase in the provision for loan losses of $225,000 and the increase in noninterest expense of $4.2 million. The provision for federal income taxes decreased $503,000 due to the decreased income before provision for federal income taxes and minority interest and the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock.

Interest  Income
----------------

     Interest income for the three months ended June 30, 1999 decreased $3.0 million or 5.8% from the three months ended June 30, 1998. The decrease is due to a decrease in average interest-earning assets of $88.2 million and a decrease in the average yield from 7.27% for the three months ended June 30, 1998 to 7.07% for the three months ended June 30, 1999. Interest income on loans receivable increased $3.7 million due to a $254.3 million increase in the average balance, offset slightly by a decrease in the average yield from 8.50% for the three months ended June 30, 1998 to 8.09% for the same period in 1999. Interest income on mortgage-backed securities decreased $7.0 million due to a $367.4 million decrease in the average balance and a decrease in the average yield from 6.16% for the three months ended June 30, 1998 to 5.68% for the same period in 1999.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $254,000. Total interest-earning assets for the three months ended June 30, 1999 averaged $2.8 billion compared to $2.9 billion for the three months ended June 30, 1998.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $30.5 million for the three months ended June 30, 1999, as compared to $36.1 million for the same period in 1998. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities from 5.35% for the three months ended June 30, 1998 to 4.71% for the three months ended June 30, 1999 and a $105.8 million decrease in the average balance of interest-bearing liabilities. The 0.64% decrease in the average rate paid on interest-bearing liabilities was due to the lower cost deposits acquired in the Valley Acquisition, the new pricing strategies for certificates of deposit that reduced Coastal's cost of retail deposits and lower wholesale funding costs. The decrease in average interest-bearing liabilities consisted primarily of a $648.0 million decrease in securities sold under agreements to repurchase offset somewhat by a $304.7 million increase in advances from the FHLB and a $239.7 million increase in interest-bearing deposits. The reallocation of borrowings from securities sold under agreements to repurchase to FHLB advances was done to take advantage of more favorable interest rates.

Net  Interest  Income
---------------------
     Net interest income was $18.8 million for the three months ended June 30, 1999 and $16.3 million for the same period in 1998. Net interest margin ("Margin") was 2.70% for the three months ended June 30, 1999 compared to 2.26% for the three months ended June 30, 1998. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.36% for the three months ended June 30, 1999 from 1.92% for the three months ended June 30, 1998. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the three months ended June 30, 1999 and 1998 were 2.62% and 2.09%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the decrease in the average rate paid on interest-bearing liabilities of 0.64%, somewhat offset by a 0.20% decrease in the average yield on interest-earning assets. Average net interest-earning assets increased $17.6 million from the three months ended June 30, 1998 to the three months ended June 30, 1999.

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

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $675,000 for the three months ended June 30, 1999 compared to $450,000 for the three months ended June 30, 1998. The increase in the provision for loan losses was primarily due to changes and growth in Coastal's loan portfolio, including the loans acquired in the Valley Acquisition. The allowance for loan losses as a percentage of total loans was 0.80% at June 30, 1999 and 0.63% at June 30, 1998.

Noninterest  Income
-------------------

     For the three months ended June 30, 1999, noninterest income increased $760,000 to $2.4 million, compared to $1.7 million for the three months ended June 30, 1998. The increase in noninterest income was primarily due to an increase of $768,000 in loan fees and service charges on deposit accounts. The increase in loan fees and service charges on deposit accounts consisted of a $797,000 increase in service charges on deposit accounts due to the increase in transaction type deposit accounts, including those acquired in the Valley Acquisition, offset somewhat by a $29,000 decrease in loan fees.

Noninterest  Expense
--------------------

     For the three months ended June 30, 1999, noninterest expense increased $4.2 million from the three months ended June 30, 1998. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $2.1 million and $795,000, respectively, from the three months ended June 30, 1998 to the three months ended June 30, 1999, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing and occupancy expenses related to the Valley Acquisition. In addition, the amortization of goodwill increased $287,000 and data processing expense increased $290,000 primarily due to the Valley Acquisition. Other changes included a $52,000 increase in insurance premiums, a $48,000 decrease in real estate owned expense and a $726,000 increase in other operating expenses.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for federal income taxes for the three months ended June 30, 1999 was $1.8 million compared to $2.3 million for the three months ended June 30, 1998. The decrease was due to the decreased income before provision for federal income taxes and minority interest and the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends on the Bancorp Preferred Stock. The ongoing quarterly tax benefit will be approximately $219,000, or 3 cents per diluted share, and is expected to continue through the end of 2002.

Liquidity  and  Capital  Resources
----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At June 30, 1999, Coastal had binding commitments to originate or purchase loans totaling approximately $116.4 million and had $114.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 1999 totaled $949.3 million at June 30, 1999. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

     As of June 30, 1999, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

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

     An inventory of all core systems and products that could be affected by the Year 2000 date change has been developed by Coastal. The software for Coastal's systems is primarily provided through third party service bureaus and software vendors. Coastal is requiring its third party service bureaus, software providers and vendors to demonstrate and represent that the products provided are or will be Year 2000 compliant. Coastal is performing due diligence on its customers and other business partners by the implementation and continuous monitoring of processes for evaluating its customers' and business partners' readiness for the Year 2000. Coastal has an internal compliance testing program in place for testing with the external service bureaus and other software providers, as well as testing other internally used systems. As of July 6, 1999, all of Coastal's mission critical core processing systems were confirmed as Year 2000 compliant through internal and joint testing of systems, including those provided by third party servicing bureaus, software providers and vendors. Coastal will continue to conduct additional testing on other systems and revise contingency plans through the end of 1999 as considered necessary.

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

Year  2000  Readiness  Disclosure
---------------------------------

     Notice is hereby given that the Year 2000 statements set forth in this Form 10-Q are being designated as a Year 2000 Readiness Disclosure in accordance with
Section  3(9)  of  the  Year  2000  Information  and  Readiness  Disclosure Act.

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

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

     On April 22, 1999, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the Company), the stockholders voted upon and approved the election of two directors, the 1999 Stock Compensation Program and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. With respect to such matters, the results of the votes were as follows:

     1)     Election  of  directors:


                                 Number of Votes
                            -------------------------
                              In favor      Withheld
                            -------------------------
Robert E. Johnson, Jr.        5,864,275      196,708
Paul W. Hobby                 5,864,275      196,708


     2)     Adoption  of  the  1999  Stock  Compensation  Program:


Number of votes in favor:       4,928,419
Number of votes against:        1,061,585
Number of votes abstaining:        70,979

     3) Ratification of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999:


Number of votes in favor:       5,896,234
Number of votes against:          159,125
Number of votes abstaining:         5,624

Item  5.     Other  Information
             ------------------

     Important Dates Relating to Stockholder Proposals for the 2000 Annual Meeting of Shareholders.
     ---------------------------------------------------------------------------

     As noted in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held April 22, 1999 under the caption "Stockholder Proposals," any proposal which a stockholder of the Company wishes to have included in the Company's proxy solicitation materials to be used in connection with the Company's 2000 Annual Meeting of Shareholders, must be received at the principal executive offices of the Company, Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057, Attention: Secretary, no later than November 24, 1999.

     If the notice of such proposal is received after November 24, 1999, it will not be considered timely pursuant to Proxy Rule 14a-8 and such proposal will not be included in the Company's proxy soliciting materials.

     Stockholder proposals which are not submitted for inclusion in the Company's proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 may be brought before an annual meeting pursuant to the Company's Articles of Incorporation, which provide that business must be properly brought before the meeting by or at the direction of the Board of Directors, or otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Company on or before January 23, 2000.* A stockholder's notice shall set forth as to each matter the stockholder proposes to bring before an annual meeting, such information as is required by the Company's Articles of Incorporation. If the proposal is not made in accordance with the terms of the Articles of Incorporation, such proposal will not be acted upon at the 2000 Annual Meeting.

______________
*WHICH IS THE DATE WHICH IS NOT LESS THAN 60 DAYS PRIOR TO THE ANNIVERSARY DATE OF THE MAILING OF PROXY MATERIALS BY THE COMPANY IN CONNECTION WITH THE IMMEDIATE PRECEDING ANNUAL MEETING OF STOCKHOLDERS.

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

             (a)  The following exhibits are filed  as  part  of  this  report:
                  Exhibit  27  -  Financial  Data  Schedule
                  Exhibit  99  -  Forward-Looking  Information
             (b) Coastal did not file a report on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     8/16/99                           By  /s/  Manuel J. Mehos
           -------                           --------------------------------
                                             Manuel  J.  Mehos
                                             Chairman  of  the  Board
                                             Chief  Executive  Officer




Dated:     8/16/99                           By   /s/  Catherine  N. Wylie
           -------                                ---------------------------
                                             Catherine  N.  Wylie
                                             Chief  Financial  Officer