Form 10-Q
period 1999-09-30
COASTAL BANCORP INC
filed 1999-11-15
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  September  30,  1999

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

          COMMON STOCK OUTSTANDING:   6,327,803 AS OF OCTOBER 31, 1999

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------


Item 1  Financial Statements
        Consolidated Statements of Financial Condition at September 30, 1999
        (unaudited) and December 31, 1998                                          1

        Consolidated Statements of Income for the Nine-Month Periods Ended
        September 30, 1999 and 1998 (unaudited)                                    2

        Consolidated Statements of Income for the Three-Month Periods Ended
        September 30, 1999 and 1998 (unaudited)                                    3

        Consolidated Statements of Comprehensive Income for the Nine-Month
        Periods Ended September 30, 1999 and 1998 (unaudited)                      4

        Consolidated Statements of Cash Flows for the Nine-Month Periods
        Ended September 30, 1999 and 1998 (unaudited)                              5

        Notes to Consolidated Financial Statements                                 7

        Management's Discussion and Analysis of Financial Condition and Results
Item 2  of Operations                                                             18

Item 3  Quantitative and Qualitative Disclosures About Market Risk                25




PART  II.     OTHER  INFORMATION
---------     ------------------

Item 1  Legal Proceedings                                    26
Item 2  Changes in Securities                                26
Item 3  Default upon Senior Securities                       26
Item 4  Submission of Matters to a Vote of Security Holders  26
Item 5  Other Information                                    26
Item 6  Exhibits and Reports on Form 8-K                     27




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------

                                 COASTAL BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                September 30,      December 31,
                                                                    1999               1998
                                                               ---------------      ------------
ASSETS                                                           (Unaudited)
-------------------------------------------------------------
Cash and cash equivalents                                      $        31,375     $   45,453
Federal funds sold                                                       4,800             --
Loans receivable (note 4)                                            1,749,303      1,538,149
Mortgage-backed securities held-to-maturity (notes 3 and 8)            931,179      1,154,116
Mortgage-backed securities available-for-sale, at fair value
 (notes 3 and 8)                                                       101,613         96,609
U.S. Treasury security held-to-maturity                                    299             --
U.S. Treasury security available-for-sale, at fair value                    --          2,016
Mortgage loans held for sale                                             3,880             --
Accrued interest receivable                                             15,952         15,518
Property and equipment                                                  31,674         33,116
Stock in the Federal Home Loan Bank of Dallas (FHLB)                    52,775         49,819
Goodwill                                                                28,405         30,687
Mortgage servicing rights                                                3,215          4,049
Prepaid expenses and other assets                                       12,146         12,629
                                                               ---------------     ----------
                                                               $     2,966,616     $2,982,161
                                                               ===============     ==========


     LIABILITIES,  MINORITY  INTEREST  AND  STOCKHOLDERS'  EQUITY
     ------------------------------------------------------------

Liabilities:
 Deposits (note 5)                                                  $1,601,001   $1,705,004
 Advances from the FHLB (note 6)                                     1,029,853      966,720
 Securities sold under agreements to repurchase (note 6)               100,000      100,000
 Senior notes payable, net (note 7)                                     46,900       50,000
 Advances from borrowers for taxes and insurance                        10,269        3,340
 Other liabilities and accrued expenses                                 16,009       15,583
                                                                    -----------  -----------
     Total liabilities                                               2,804,032    2,840,647
                                                                    -----------  -----------

Minority interest - 9.0% noncumulative preferred stock of Coastal
 Banc ssb (note 10)                                                     28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 14):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding in 1999                                                  27,500           --
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,579,252 and 7,568,255 shares issued
   in 1999 and 1998, respectively                                           76           76
 Additional paid-in capital                                             32,250       33,696
 Retained earnings                                                      95,478       88,144
 Accumulated other comprehensive income (loss) -
   unrealized loss on securities available-for-sale                     (1,007)      (1,374)
 Treasury stock at cost (1,283,679 and 499,600 shares in 1999
   and 1998)                                                           (20,463)      (7,778)
                                                                    -----------  -----------
     Total stockholders' equity                                        133,834      112,764
                                                                    -----------  -----------
                                                                    $2,966,616   $2,982,161
                                                                    ===========  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Nine Months Ended
                                                                             September 30,
                                                                          -------------------
                                                                            1999            1998
                                                                     -------------------  ---------
                                                                         (Unaudited)
Interest income:
 Loans receivable                                                    $     98,766         $ 87,495
 Mortgage-backed securities                                                48,633           67,938
 FHLB stock, federal funds sold and other interest-earning assets           2,348            2,007
                                                                     ------------         ---------
                                                                          149,747          157,440
                                                                     ------------         ---------

Interest expense:
 Deposits                                                                  48,637           48,166
 Advances from the FHLB:
   Short-term                                                              12,449           11,567
   Long-term                                                               22,755           15,613
 Other borrowed money                                                       5,482           29,807
 Senior notes payable                                                       3,600            3,750
                                                                     ------------         ---------
                                                                           92,923          108,903
                                                                     ------------         ---------

   Net interest income                                                     56,824           48,537
Provision for loan losses                                                   4,366            2,350
                                                                     ------------         ---------
   Net interest income after provision for loan losses                     52,458           46,187
                                                                     ------------         ---------

Noninterest income:
 Loan fees and service charges on deposit accounts                          5,755            3,894
 Loan servicing income, net                                                   470              571
 Writedown of purchased mortgage loan premium                                  --             (709)
 Other                                                                      1,198              996
                                                                     ------------         ---------
                                                                            7,423            4,752
                                                                     ------------         ---------

Noninterest expense:
 Compensation, payroll taxes and other benefits                            21,682           16,156
 Office occupancy                                                           8,495            6,437
 Data processing                                                            2,550            1,806
 Amortization of goodwill                                                   2,282            1,517
 Insurance premiums                                                           907              912
 Real estate owned                                                            333              693
 Other                                                                      6,585            5,872
                                                                     ------------         ---------
                                                                           42,834           33,393
                                                                     ------------         ---------

     Income before provision for Federal income taxes and minority
     interest                                                              17,047           17,546

Provision for Federal income taxes (note 12)                                5,242            1,944
                                                                     ------------         ---------
     Income before minority interest                                       11,805           15,602
Minority interest - preferred stock dividends of Coastal Banc ssb
 (Series A) (note 10)                                                       1,941            1,941
                                                                     ------------         ---------
     Net income                                                      $      9,864         $ 13,661
                                                                     ============         =========
     Net income available to common stockholders                     $      8,907         $ 13,661
                                                                     ============         =========

Basic earnings per share (note 9)                                    $       1.36         $   1.81
                                                                     ============         =========

Diluted earnings per share (note 9)                                  $       1.33         $   1.75
                                                                     ============         =========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended
                                                                              September 30,
                                                                           --------------------
                                                                            1999           1998
                                                                    --------------------  -------
                                                                        (Unaudited)
Interest income:
 Loans receivable                                                   $      34,938         $31,468
 Mortgage-backed securities                                                15,144          21,740
 FHLB stock, federal funds sold and other interest-earning assets             788             971
                                                                    -------------         -------
                                                                           50,870          54,179
                                                                    -------------         -------

Interest expense:
 Deposits                                                                  15,759          17,167
 Advances from the FHLB:
   Short-term                                                               5,350           3,988
   Long-term                                                                7,623           7,753
 Other borrowed money                                                       1,391           6,766
 Senior notes payable                                                       1,186           1,250
                                                                    -------------         -------
                                                                           31,309          36,924
                                                                    -------------         -------

   Net interest income                                                     19,561          17,255
Provision for loan losses                                                   1,360             450
                                                                    -------------         -------
   Net interest income after provision for loan losses                     18,201          16,805
                                                                    -------------         -------

Noninterest income:
 Loan fees and service charges on deposit accounts                          2,031           1,428
 Loan servicing income, net                                                   184             171
 Other                                                                        355             453
                                                                    -------------         -------
                                                                            2,570           2,052
                                                                    -------------         -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                             7,277           6,059
 Office occupancy                                                           2,856           2,406
 Data processing                                                              788             625
 Amortization of goodwill                                                     768             574
 Insurance premiums                                                           292             387
 Real estate owned                                                             56             270
 Other                                                                      2,499           2,154
                                                                    -------------         -------
                                                                           14,536          12,475
                                                                    -------------         -------

     Income before provision for Federal income taxes
     and minority interest                                                  6,235           6,382

Provision for Federal income taxes (note 12)                                1,843           1,994
                                                                    -------------         -------
     Income before minority interest                                        4,392           4,388
Minority interest - preferred stock dividends of Coastal Banc ssb
 (Series A) (note 10)                                                         647             647
                                                                    -------------         -------
     Net income                                                     $       3,745         $ 3,741
                                                                    =============         =======
     Net income available to common stockholders                    $       3,118         $ 3,741
                                                                    =============         =======

Basic earnings per share (note 9)                                   $        0.50         $  0.50
                                                                    =============         =======

Diluted earnings per share (note 9)                                 $        0.48         $  0.48
                                                                    =============         =======

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                -------------------
                                                                   1999           1998
                                                            --------------       -------
                                                              (Unaudited)

Net income                                                  $      9,864         $13,661

Other comprehensive income, net of tax:
 Unrealized holding gains on securities available-for-sale
 arising during period                                               367           1,491
                                                            ------------         -------

Total comprehensive income                                  $     10,231         $15,152
                                                            ============         =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -------------------
                                                                               1999         1998
                                                                        -------------------------
                                                                            (Unaudited)
Cash flows from operating activities:
 Net income                                                             $     9,864   $  13,661
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets            7,383       6,381
 Net premium amortization                                                     1,239       2,352
 Provision for loan losses                                                    4,366       2,350
 Amortization of goodwill                                                     2,282       1,517
 Originations and purchases of mortgage loans held for sale                  (6,237)    (26,536)
 Sales of mortgage loans held for sale                                        2,025      26,287
 Stock dividends from the FHLB                                               (2,040)     (1,536)
 Decrease (increase) in:
   Accrued interest receivable                                                 (434)        306
   Other, net                                                                 1,479      (6,056)
                                                                        ------------  ----------

   Net cash provided by operating activities                                 19,927      18,726
                                                                        ------------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                          (4,800)     (4,300)
 Purchases of mortgage-backed securities held-to-maturity                    (3,080)     (8,203)
 Purchases of mortgage-backed securities available-for-sale                 (26,489)         --
 Purchase of U.S. Treasury securities held-to-maturity                         (299)         --
 Principal repayments on mortgage-backed securities held-to-maturity        226,497     118,427
 Principal repayments on mortgage-backed securities
   available-for-sale                                                        22,059      20,249
 Proceeds from maturity of U.S. Treasury securities available-for-sale        2,000      25,000
 Proceeds from sales of mortgage-backed securities available-for-sale            --      26,250
 Purchases of loans receivable                                             (374,290)   (319,630)
 Net decrease in loans receivable                                           153,737     204,384
 Net purchases of property and equipment                                     (2,379)     (3,477)
 Purchases of FHLB stock                                                     (2,608)    (19,770)
 Proceeds from sales of FHLB stock                                            1,692          --
 Cash and cash equivalents received in business combination
   transaction                                                                   --     120,085
                                                                        -------------  ----------

   Net cash provided (used) by investing activities                         (7,960)    159,015
                                                                        ------------  ----------


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                   -------------------
                                                                                   1999          1998
                                                                             -------------  ------------
                                                                              (Unaudited)
Cash flows from financing activities:
 Net decrease in deposits                                              $         (103,846)  $   (26,009)
 Advances from the FHLB                                                         6,448,344     3,435,277
 Principal payments on advances from the FHLB                                  (6,385,211)   (3,023,505)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                      319,340     3,948,611
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                       (319,340)   (4,495,659)
 Net increase in advances from borrowers for taxes and insurance                    6,929         7,217
 Proceeds from issuance of preferred stock, net                                    25,942            --
 Exercise of stock options for purchase of common stock, net                          112           517
 Purchase of Treasury Stock                                                       (12,685)       (3,271)
 Repurchase of Senior Notes                                                        (3,100)           --
 Dividends paid                                                                    (2,530)       (1,815)
                                                                       -------------------  ------------
   Net cash used by financing activities                                          (26,045)     (158,637)
                                                                       -------------------  ------------

   Net decrease in cash and cash equivalents                                      (14,078)       19,104
 Cash and cash equivalents at beginning of period                                  45,453        37,096
                                                                       -------------------  ------------
 Cash and cash equivalents at end of period                            $           31,375   $    56,200
                                                                       ===================  ============

 Supplemental schedule of cash flows-interest paid                     $           92,736   $   105,971
                                                                       ===================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $            3,494   $     2,937
                                                                       ===================  ============


In connection with the branch office purchase in 1998, Coastal recorded the following assets and liabilities:
 Loans receivable                                                      $               --   $   176,157
 U.S. Treasury securities                                                              --        26,942
 Goodwill                                                                              --        17,254
 Property and equipment                                                                --        10,743
 Accrued interest receivable and other assets                                          --         5,438
 Savings deposits                                                                      --       355,425
 Accrued interest payable and other liabilities                                        --         1,194
                                                                       ===================  ============


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     On August 27, 1998, December 21, 1998 and February 25, 1999, the Board of Directors authorized three separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of September 30, 1999, 1,283,679 shares had been repurchased in the open market at an average price of $15.94 per share for a total cost of $20.5 million.

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

(3)  MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at September 30, 1999 (unaudited) were as follows (dollars in thousands):


                                                    Gross        Gross
                                      Amortized   Unrealized    Unrealized      Fair
                                         Cost        Gains        Losses        Value
                               -------------------------------------------------------------
Held-to-Maturity:
 REMICS - Agency                   $   664,813      $ 3,625     $  (7,741)     $ 660,697
 REMICS - Non-agency                   183,850           76        (3,106)       180,820
 FNMA certificates                      57,614           21        (1,916)        55,719
 GNMA certificates                      16,983           18           (13)        16,988
 Non-agency securities                   7,919           --          (146)         7,773
                                   -----------      -------     ----------     ---------
                                   $   931,179      $ 3,740     $ (12,922)     $ 921,997
                                   ===========      =======     ==========     =========

Available-for-sale:
 REMICS - Agency                   $    77,364      $    --     $  (1,314)     $  76,050
 REMICS - Non-agency                       392           --            (6)           386
 GNMA certificates                      25,407           --          (230)        25,177
                                   -----------      -------     ----------     ---------
                                   $   103,163      $    --     $  (1,550)     $ 101,613
                                   ===========      =======     ==========     =========


     Mortgage-backed securities at December 31, 1998 were as follows (dollars in thousands):


                                                    Gross        Gross
                                      Amortized   Unrealized    Unrealized      Fair
                                         Cost        Gains        Losses        Value
                               -------------------------------------------------------------
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
                                    ===========     =======     ==========  ===========

(4)  LOANS  RECEIVABLE

     Loans receivable at September 30, 1999 and December 31, 1998 were as follows (dollars in thousands):


                                                    September 30, 1999   December 31, 1998
                                                   --------------------  -----------------
                                                       (Unaudited)
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $           863,953         $  690,510
 Commercial                                                    310,852            257,723
 Multifamily                                                   156,050            119,447
 Residential construction                                      147,809            115,714
 Acquisition and development                                    90,129             75,932
 Commercial construction                                        56,786             40,344
Commercial loans, secured by residential mortgage
 loans held for sale                                            65,206            173,124
Commercial loans, secured by mortgage servicing
 rights                                                            690              3,867
Commercial, financial and industrial                           113,021             92,218
Loans secured by savings deposits                               13,491             13,164
Consumer and other loans                                        66,303             66,989
                                                   --------------------        -----------
                                                             1,884,290          1,649,032
Loans in process                                              (118,449)           (99,790)
Allowance for loan losses                                      (14,364)           (11,358)
Unearned interest and  loan fees                                (3,043)            (3,493)
Premium to record purchased loans, net                             869              3,758
                                                   --------------------        -----------

                                                   $         1,749,303         $1,538,149
                                                   ====================        ===========

Weighted average yield                                            8.10%              8.55%
                                                   ====================        ===========


     At September 30, 1999, Coastal had outstanding commitments to originate or purchase $117.6 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $167.1 million. In addition, at September 30, 1999, Coastal had $7.5 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At September 30, 1999 and December 31, 1998, the carrying value of loans that were considered to be impaired totaled approximately $12.7 million and $1.7 million, respectively and the related allowance for loan losses on those impaired loans totaled $5.3 million and $880,000 at September 30, 1999 and December 31, 1998, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998 was $11.1 million and $1.8 million, respectively.

     An analysis of activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 is as follows (in thousands):


                                       Nine Months Ended September 30,
                                       -------------------------------
                                               1999        1998
                                           ------------  --------
                                          (Unaudited)
Balance, beginning of period             $    11,358   $ 7,412
Provision for loan losses                      4,366     2,350
Allowance of acquired entity                      --     2,257
Charge-offs                                   (1,572)   (1,235)
Recoveries                                       212       259
                                         ------------  --------

Balance, end of period                   $    14,364   $11,043
                                         ============  ========


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

     Coastal has hired special bankruptcy counsel to represent it in this situation and has been involved in discussions with the Lead Lender regarding the status of the loan. Although Coastal has been informed by the Lead Lender that Coastal's loan is collateralized by residential loans, Coastal, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent Coastal from incurring a loss or the amount of any loss, should one occur. Effective December 31, 1998, Coastal placed this loan on nonaccrual with an allocation of $1.5 million of the general allowance for loan losses. As of September 30, 1999, Coastal has allocated $3.4 million of the general allowance to this loan. Coastal is working with the Lead Lender to obtain the release of the collateral from the bankruptcy court and prepare the collateral for sale. To date, Coastal has received approximately $250,000 in principal reductions from the bankruptcy trustee. Coastal remains unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker due to the limited information available from the bankruptcy trustee as to the value of the underlying collateral. Coastal is continuing to monitor this situation and will make additions to the overall allowance for loan losses as considered necessary based on its existing policy.

     During the third quarter of 1999, Coastal purchased approximately $10.1 million of the underlying loans securing a $13.2 million warehouse line of credit. Coastal is currently servicing the purchased loans and has recorded these loans as part of the loans receivable portfolio at September 30, 1999. As of September 30, 1999, the remaining balance on this warehouse line of $1.0 million is on nonaccrual with an allocation of $1.0 million of the allowance for loan losses.

     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $427.3 million and $519.2 million at September 30, 1999 and December 31, 1998, respectively.

(5)  DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at September 30, 1999 and December 31, 1998 are summarized as follows (dollars in thousands):


                                       Stated Rate       September 30, 1999         December 31, 1998
                                      --------------     ------------------         -----------------
                                                             (Unaudited)
Noninterest-bearing checking                   0.00%    $        88,982               $   95,398
Interest-bearing checking             1.00  -  2.00              57,627                   63,067
Savings accounts                      1.49  -  2.75              48,647                   48,571
Money market demand accounts          0.00  -  4.57             336,572                  339,481
                                                       ----------------               -----------

                                                                531,828                  546,517
                                                       ----------------               -----------

Certificate accounts                  2.00  -  2.99                 807                    6,538
                                      3.00  -  3.99              69,756                   38,614
                                      4.00  -  4.99             510,961                  272,325
                                      5.00  -  5.99             440,251                  747,585
                                      6.00  -  6.99              38,476                   83,277
                                      7.00  -  7.99               8,457                    8,727
                                      8.00  -  8.99                 104                      699
                                      9.00  -  9.99                  99                      305
                                      over  10.00                    20                       18
                                                       ----------------               -----------
                                                              1,068,931                1,158,088
                                                       ----------------               -----------

Premium to record purchased deposits                                242                       399
                                                      -----------------                       ---

                                                      $      1,601,001                $1,705,004
                                                      =================               ===========

Weighted average interest rate                                    3.85%                     4.11%
                                                      =================               ===========


     The scheduled maturities of certificate accounts outstanding at September 30, 1999 were as follows (dollars in thousands):


                   September 30, 1999
                  --------------------
                      (Unaudited)
 0 to 12 months   $            928,028
 13 to 24 months               107,134
 25 to 36 months                16,572
 37 to 48 months                12,136
 49 to 60 months                 4,803
 Over 60 months                    258
                  --------------------
                  $          1,068,931
                  ====================

(6)  SECURITIES  SOLD  UNDER  AGREEMENTS  TO REPURCHASE AND ADVANCES FROM THE
     FHLB

     The weighted average and stated interest rates on securities sold under agreements to repurchase at September 30, 1999 and December 31, 1998 was 4.93%.

     The weighted average interest rates on advances from the FHLB at September 30, 1999 and December 31, 1998 were 5.45% and 5.24%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at September 30, 1999 are summarized as follows (dollars in thousands) (unaudited):


                                                               Weighted Average
Due during the year ended December 31,       Interest Rate         Amount
--------------------------------------     -----------------  -----------------
1999                                                5.46%          $  295,600
2000                                                5.43              402,078
2001                                                6.05               32,211
2002                                                5.31              268,731
2003                                                5.22                  778
2004                                                5.75                5,336
2005                                                5.57                  129
2006                                                6.85                3,154
2007                                                6.66                1,111
2008                                                5.71                2,751
2009                                                8.14                4,227
2010                                                5.66                  187
2011                                                6.62                1,379
2012                                                5.68                  217
2013                                                5.71                6,829
2014                                                5.43                2,977
2018                                                5.28                2,158
                                                                   ----------
                                                                   $1,029,853
                                                                   ==========



Advances from the FHLB are secured by certain first-lien mortgage loans and mortgage-backed securities owned by Coastal.

(7)  SENIOR  NOTES  PAYABLE

     On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes are redeemable at Coastal's option, in whole or in part, on or after June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes is payable quarterly. During the nine months ended September 30, 1999, Coastal, after receipt of unsolicited offers, repurchased $3.1 million of the Senior Notes outstanding at par.

(8)  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK

     Coastal is a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate swap agreements and interest rate cap agreements.

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At September 30, 1999, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $62.8 million and $177.2 million, respectively.

     The terms of the interest rate swap agreements outstanding at September 30, 1999 (unaudited) and December 31, 1998 are summarized as follows (dollars in thousands):


                                                                         Fair Value at
                                                        Floating Rate       End of
                        Notional      LIBOR     Fixed         At            Period
Maturity                 Amount       Index      Rate   End of Period    (gain (loss))
----------------------  ---------  -----------  ------  --------------  ---------------
At September 30, 1999:
1999 . . . . . . . . .  $  14,600  Three-month  6.926%          5.478%  $          (22)
2000 . . . . . . . . .      4,800  Three-month  6.170           5.513              (15)
2000 . . . . . . . . .      2,275  Three-month  6.000           5.509               (1)
2003 . . . . . . . . .     21,016  One-month    5.345           5.371              162
2004 . . . . . . . . .      3,862  One-month    5.635           5.380              101
2005 . . . . . . . . .     16,225  Three-month  6.500           5.051             (268)
                        ---------                                       ---------------
                        $  62,778                                       $          (43)
                        =========                                       ===============

At December 31, 1998:
1999 . . . . . . . . .  $  14,600  Three-month  6.926%          5.399%  $         (218)
2000 . . . . . . . . .      4,800  Three-month  6.170           5.226             (164)
2000 . . . . . . . . .      2,380  Three-month  6.000           5.281              (38)
2005 . . . . . . . . .     16,225  Three-month  6.500           5.261             (707)
                        ---------                                       ---------------
                        $  38,005                                       $       (1,127)
                        =========                                       ===============


     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 5.19% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.24% for the nine months ended September 30, 1999. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net interest expense related to these agreements was approximately $441,000 for the nine months ended September 30, 1999 and approximately $278,000 for the nine months ended September 30, 1998. Coastal had pledged approximately $6.3 million of mortgage-backed securities to secure interest rate swap agreements at September 30, 1999.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.0% to 11.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $96,000 and $115,000 at September 30, 1999 and December 31, 1998, respectively, with the estimated fair value of the agreements being $606,000 and $888,000 at September 30, 1999 and December 31, 1998, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities, loans receivable and their related funding sources. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $19,000 and $38,000 for the nine months ended September 30, 1999 and 1998, respectively.

     Interest rate cap agreements outstanding at September 30, 1999 (unaudited) expire as follows (dollars in thousands):


Year of       Strike Rate    Notional
Expiration       Range        Amount
----------  ---------------  ---------
1999        8.50  -  11.00%  $  18,595
2000         8.50  -  9.50      11,620
2001         7.00  -  9.00      34,509
2002         8.75  -  9.00      13,525
2003         8.00  -  8.50      99,000
                             ---------
                             $ 177,249
                             =========


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

(9)  EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the nine-and three-month periods ended September 30, 1999 and 1998 (dollars in thousands, except per share data) (unaudited):


                                                                    Nine Months Ended
                                                                      September 30,
                                                                   -----------------
                                                                       1999         1998
                                                                 -----------  ----------
Net income                                                       $    9,864   $   13,661
Preferred stock dividends                                              (957)          --
                                                                 -----------  ----------
Net income available to common stockholders                      $    8,907   $   13,661
                                                                 ===========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                        6,543,873    7,534,947
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                        158,128      252,887
                                                                 -----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                      6,702,001    7,787,834
                                                                 ===========  ==========
Basic EPS                                                        $     1.36   $     1.81
                                                                 ===========  ==========
Diluted EPS                                                      $     1.33   $     1.75
                                                                 ===========  ==========




                                                                   Three Months Ended
                                                                    September 30,
                                                                   ------------------
                                                                        1999         1998
                                                                  -----------  ----------
Net income                                                        $    3,745   $    3,741
Preferred stock dividends                                               (627)          --
                                                                  -----------  ----------
Net income available to common stockholders                       $    3,118   $    3,741
                                                                  ===========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         6,299,145    7,499,625
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         169,267      226,704
                                                                  -----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,468,412    7,726,329
                                                                  ===========  ==========
Basic EPS                                                         $     0.50   $     0.50
                                                                  ===========  ==========
Diluted EPS                                                       $     0.48   $     0.48
                                                                  ===========  ==========



     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of September 30, 1999 and 1998, Coastal had 1,283,679 and 205,000 common shares in treasury, respectively.

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

     At September 30, 1999, the Bank's regulatory capital (unaudited) in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):


                                                    Minimum For Capital       Well-Capitalized
                                  Actual             Adequacy Purposes         Requirements
                           ------------------      -------------------     ------------------
Capital Requirement          Amount     Ratio          Amount    Ratio        Amount    Ratio
--------------------      ----------  --------        --------  ------       --------  ------

  Tier 1 (core)          $   167,543     5.79%       $115,760   4.00%       $144,701   5.00%
  Tier 1 risk-based          167,543     9.54          70,222   4.00         105,333   6.00
  Total risk-based           181,907    10.36         140,444   8.00         175,555  10.00


     As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12)  FEDERAL  INCOME  TAXES

     In March 1998, Coastal announced that it had successfully resolved an outstanding tax benefit issue with the FDIC as Manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The resolution of the issue resulted in Coastal recording a $3.7 million, or 47 cents per diluted share, reversal of accrued income taxes during the nine months ended September 30, 1998; resulting in a one-time positive effect on net income. The resolution of the tax benefit issue also contributes an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share, as of September 30, 1999. This tax benefit is expected to continue through the end of 2002.

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

(14)  COASTAL  BANCORP,  INC.  PREFERRED  STOCK

     On May 11, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, to the public at a price of $25 per share. Dividends on the preferred stock are payable quarterly at the annual rate of $2.28 per share. The preferred stock is callable on May 15, 2003 at Bancorp's option. The $26.0 million net proceeds has been used for repurchases in the open market of Bancorp's outstanding common stock and of Bancorp's outstanding 10% Senior Notes, with the remaining being invested on a short-term basis. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends declared on this preferred stock. The ongoing quarterly tax benefit will be approximately $219,000, or 3 cents per diluted share, and is expected to continue through the end of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             -------------------------------------------------------------------

Financial  Condition
--------------------

     Total assets decreased 0.5% or $15.5 million from December 31, 1998 to September 30, 1999. The net decrease resulted primarily from a decrease of $222.9 million in mortgage-backed securities held-to-maturity, a decrease of $14.1 million in cash and cash equivalents, offset by an increase in loans receivable of $211.2 million and an increase in mortgage-backed securities available-for-sale of $5.0 million. The decrease in mortgage-backed securities held-to-maturity was due to principal payments received. The increase in loans receivable was primarily due to residential mortgage loan purchases of $353.0 million and $10.2 million of consumer loan purchases from correspondent lenders, offset by principal payments received and a decrease of $107.9 million in commercial loans, secured by residential mortgage loans held for sale, because of Coastal's decreased emphasis on this type of lending. The increase in mortgage-backed securities available-for-sale was due to the purchase of $26.5 million offset by principal payments received.

     Deposits decreased $104.0 million or 6.1% from December 31, 1998 to September 30, 1999 and advances from the FHLB increased 6.5% or $63.1 million. Stockholders' equity increased 18.7% or $21.1 million from December 31, 1998 to September 30, 1999 as a result of the $26.0 million in net proceeds received from the issuance of the 9.12% Series A Cumulative Preferred Stock on May 11, 1999 ("Bancorp Preferred Stock"), net income of $9.9 million and a $367,000 decrease in accumulated other comprehensive loss, offset by additional treasury stock acquired of $12.7 million and dividends declared.


Results  of  Operations  for  the  Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

     General
     -------

     For the nine months ended September 30, 1999, net income was $9.9 million compared to $13.7 million for the nine months ended September 30, 1998. During the first nine months of 1999, net income was negatively impacted by a $1.7 million additional provision for loan losses recorded during the first quarter of the year. The additional provision for loan losses was due in part to a $10.0 million participation in a warehouse loan to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively the "Mortgage Banker"), that, during January 1999, was placed on nonaccrual effective December 31, 1998 with an allocation of $1.5 million of the general allowance, due to the fact that the Mortgage Banker ceased operations in late January 1999 and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. Coastal, as of the date hereof, has been unable to verify the extent to which the collateral, if any, is sufficient to prevent Coastal from incurring a loss or the amount of any loss, should one occur. As of September 30, 1999, Coastal has allocated $3.4 million of the general allowance to this loan. Coastal is working with the lead lender in the participation to obtain the release of the collateral from the bankruptcy court and prepare the collateral for sale. To date, Coastal has received approximately $250,000 in principal reductions from the bankruptcy trustee. Coastal remains unable to determine the timing, probability, or the amount of any loss which might result from the default by the Mortgage Banker due to the limited information available from the bankruptcy trustee as to the value of the underlying collateral. Coastal is continuing to monitor this situation and will make additions to the overall allowance for loan losses as it deems necessary based on its existing policy. The additional provision for loan losses is also attributable to other changes and growth in Coastal's loan portfolio, including the commercial type loans acquired in the 1998 acquisition of 12 branch offices from Pacific Southwest Bank (the "1998 Branch Acquisition").

     Net income for the first nine months of 1998 was positively affected by a one-time income benefit of $2.6 million (net) or 33 cents per diluted share. This benefit was the result of the resolution of an outstanding tax benefit issue with the Federal Deposit Insurance Corporation ("FDIC") as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund. The $3.7 million one-time tax benefit was offset by the recording of an additional provision for loan losses of $1.0 million and a writedown of purchased mortgage loan premium of $709,000. The resolution of the one-time tax benefit issue is also contributing an ongoing quarterly tax benefit of $226,000 or approximately 3 cents per diluted share which is estimated to continue through the end of 2002.

     Net interest income increased $8.3 million and noninterest income (excluding the writedown of purchased mortgage loan premium in 1998) increased $2.0 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. These increases were offset by the increase in the provision for loan losses of $2.0 million and the increase in noninterest expense of $9.4 million. The provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes in 1998) decreased $381,000 due to the decreased income before provision for federal income taxes and minority interest and the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock.

     Interest  Income
     ----------------

     Interest income for the nine months ended September 30, 1999 decreased $7.7 million or 4.9% from the nine months ended September 30, 1998. The decrease is due to a decrease in average interest-earning assets of $108.3 million, and a decrease in the average yield from 7.22% for the nine months ended September 30, 1998 to 7.14% for the nine months ended September 30, 1999. Interest income on loans receivable increased $11.3 million due to a $224.4 million increase in the average balance, offset slightly by a decrease in the average yield from 8.39% for the nine months ended September 30, 1998 to 8.16% for the same period in 1999. Interest income on mortgage-backed securities decreased $19.3 million due to a $345.2 million decrease in the average balance and a decrease in the average yield from 6.16% for the nine months ended September 30, 1998 to 5.77% for the same period in 1999.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $341,000. Total interest-earning assets for the nine months ended September 30, 1999 averaged $2.8 billion compared to $2.9 billion for the nine months ended September 30, 1998.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $92.9 million for the nine months ended September 30, 1999, as compared to $108.9 million for the same period in 1998. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities from 5.36% for the nine months ended September 30, 1998 to 4.78% for the nine months ended September 30, 1999 and a $117.6 million decrease in the average balance of interest-bearing liabilities. The 0.58% decrease in the average rate paid on interest-bearing liabilities was primarily due to the lower cost deposits acquired in the 1998 Branch Acquisition, the new pricing strategies for certificates of deposit that reduced Coastal's cost of retail deposits and lower wholesale funding costs. The decrease in average interest-bearing liabilities consisted primarily of a $568.6 million decrease in securities sold under agreements to repurchase offset by a $264.6 million increase in advances from the FHLB and a $188.6 million increase in interest-bearing deposits. The reallocation of borrowings from securities sold under agreements to repurchase to FHLB advances was done to take advantage of more favorable interest rates.

     Net  Interest  Income
     ---------------------

     Net interest income was $56.8 million for the nine months ended September 30, 1999 and $48.5 million for the same period in 1998. Net interest margin ("Margin") was 2.71% for the nine months ended September 30, 1999 compared to 2.23% for the nine months ended September 30, 1998. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 1.86% for the nine months ended September 30, 1998 to 2.36% for the nine months ended September 30, 1999. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the nine months ended September 30, 1999 and 1998 were 2.62% and 2.05%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the decrease in the average rate paid on interest-bearing liabilities of 0.58%. This decrease in the average rate paid on interest-bearing liabilities was slightly offset by a 0.08% decrease in the average yield on interest-earning assets. Average net interest-earning assets increased $9.2 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999.

     Management's goal is to achieve a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits. In addition, management intends to gradually increase commercial business loans and noninterest-bearing deposits as a percentage of total assets and deposits, respectively.

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $4.4 million for the nine months ended September 30, 1999 compared to $2.4 million for the nine months ended September 30, 1998. The increase in the provision for loan losses was in part due to the $10.0 million warehouse loan participation placed on nonaccrual effective December 31, 1998, as discussed previously, as well as other changes and growth in Coastal's loan portfolio, including the commercial type loans acquired in the 1998 Branch Acquisition. The allowance for loan losses as a percentage of total loans was 0.82% at September 30, 1999 and 0.71% at September 30, 1998.

     Although no assurance can be given, management believes that the allowance for loan losses at September 30, 1999 is adequate considering the above specific situation with a Mortgage Banker, the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the nine months ended September 30, 1999, noninterest income (excluding the writedown of purchased mortgage loan premium in 1998) increased $1.9 million to $7.4 million, compared to $5.5 million for the nine months ended September 30, 1998. The increase in noninterest income was primarily due to an increase of $1.9 million in loan fees and service charges on deposit accounts and a $202,000 increase in other noninterest income. The increase in loan fees and service charges on deposit accounts consisted of a $2.2 million increase in service charges on deposit accounts due to the increase in transaction type deposit accounts, including those acquired in the 1998 Branch Acquisition, offset somewhat by a $296,000 decrease in loan fees. These increases were partially offset by a $101,000 decrease in loan servicing income due to the declining loan servicing portfolio.

     Noninterest  Expense
     --------------------

     For the nine months ended September 30, 1999, noninterest expense increased $9.4 million from the nine months ended September 30, 1998. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $5.5 million and $2.1 million, respectively, from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing and occupancy expenses related to the operation of the 12 branches acquired in the 1998 Branch Acquisition. In addition, the amortization of goodwill increased $765,000 and data processing expense increased $744,000 primarily due to the effect of the branches added in the 1998 Branch Acquisition. Other changes included a $713,000 increase in other operating expenses, a $360,000 decrease in real estate owned expense and a $5,000 decrease in insurance premiums.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for federal income taxes for the nine months ended September 30, 1999 was $5.2 million compared to the provision for federal income taxes (excluding the one-time effect of the $3.7 million reversal of accrued income taxes) for the nine months ended September 30, 1998 of $5.6 million. The slight decrease was due to the decreased income before provision for federal income taxes and minority interest and the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for the dividends on the Bancorp Preferred Stock. The ongoing quarterly tax benefit will be approximately $219,000, or 3 cents per diluted share, and is expected to continue through the end of 2002.

Results  of  Operations  for  the Three Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended September 30, 1999 and 1998, net income was $3.7 million. Net interest income increased $2.3 million and noninterest income increased $518,000 from the three months ended September 30, 1998 to the three months ended September 30, 1999. These increases were offset by the increase in the provision for loan losses of $910,000 and the increase in noninterest expense of $2.1 million. The provision for federal income taxes decreased $151,000 primarily due to the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock.

     Interest  Income
     ----------------

     Interest income for the three months ended September 30, 1999 decreased $3.3 million or 6.1% from the three months ended September 30, 1998. The decrease is due to a decrease in average interest-earning assets of $161.3 million and a decrease in the average yield from 7.28% for the three months ended September 30, 1998 to 7.23% for the three months ended September 30, 1999. Interest income on loans receivable increased $3.5 million due to a $210.7 million increase in the average balance, offset slightly by a decrease in the average yield from 8.47% for the three months ended September 30, 1998 to 8.23% for the same period in 1999. Interest income on mortgage-backed securities decreased $6.6 million due to a $363.0 million decrease in the average balance and a decrease in the average yield from 6.12% for the three months ended
September  30,  1998  to  5.72%  for  the  same  period  in  1999.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets decreased $183,000, due to a decrease in the average balance of these assets. Total interest-earning assets for the three months ended September 30, 1999 averaged $2.8 billion compared to $3.0 billion for the three months ended September 30, 1998.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $31.3 million for the three months ended September 30, 1999, as compared to $36.9 million for the same period in 1998. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities from 5.33% for the three months ended September 30, 1998 to 4.78% for the three months ended September 30, 1999 and a $177.2 million decrease in the average balance of interest-bearing liabilities. The 0.55% decrease in the average rate paid on interest-bearing liabilities was due to the lower cost deposits acquired in the 1998 Branch Acquisition, the new pricing strategies for certificates of deposit that reduced Coastal's cost of retail deposits and lower wholesale funding costs. The decrease in average interest-bearing liabilities consisted primarily of a $377.5 million decrease in securities sold under agreements to repurchase offset somewhat by a $138.4 million increase in advances from the FHLB and a $64.4 million increase in interest-bearing deposits. The reallocation of borrowings from securities sold under agreements to repurchase to FHLB advances was done to take advantage of more favorable interest rates.

     Net  Interest  Income
     ---------------------

     Net interest income was $19.6 million for the three months ended September 30, 1999 and $17.3 million for the same period in 1998. Margin was 2.78% for the three months ended September 30, 1999 compared to 2.32% for the three months ended September 30, 1998. Margin represents net interest income as a percentage of average interest-earning assets. Spread, defined to exclude noninterest-bearing deposits, increased to 2.45% for the three months ended September 30, 1999 from 1.95% for the three months ended September 30, 1998. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the three months ended September 30, 1999 and 1998 were 2.72% and 2.16%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the decrease in the average rate paid on interest-bearing liabilities of 0.55%, somewhat offset by a 0.05% decrease in the average yield on interest-earning assets. Average net interest-earning assets increased $15.9 million from the three months ended September 30, 1998 to the three months ended September 30, 1999.

     Management's goal is to achieve a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits. In addition, management intends to gradually increase the percentage of commercial business loans and noninterest-bearing deposits to total assets and deposits, respectively.

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $1.4 million for the three months ended September 30, 1999 compared to $450,000 for the three months ended September 30, 1998. The increase in the provision for loan losses was due in part to the $10.0 million warehouse loan participation placed on nonaccrual effective December 31, 1998, as discussed previously as well as other changes and growth in Coastal's loan portfolio, including the commercial type loans acquired in the 1998 Branch Acquisition. The allowance for loan losses as a percentage of total loans was 0.82% at September 30, 1999 and 0.71% at September 30, 1998.

     Noninterest  Income
     -------------------

     For the three months ended September 30, 1999, noninterest income increased $518,000 to $2.6 million, compared to $2.1 million for the three months ended September 30, 1998. The increase in noninterest income was primarily due to an increase of $603,000 in loan fees and service charges on deposit accounts. The increase in loan fees and service charges on deposit accounts consisted of a $712,000 increase in service charges on deposit accounts due to the increase in transaction type deposit accounts, including those acquired in the 1998 Branch Acquisition, offset somewhat by a $109,000 decrease in loan fees.

     Noninterest  Expense
     --------------------

     For the three months ended September 30, 1999, noninterest expense increased $2.1 million from the three months ended September 30, 1998. Compensation, payroll taxes and other benefits as well as office occupancy expense increased $1.2 million and $450,000, respectively, from the three months ended September 30, 1998 to the three months ended September 30, 1999, primarily due to the staffing increases related to the expansion of the loan product base and the continuing development of commercial business lending programs, in addition to the staffing and occupancy expenses related to the operation of the 12 branches acquired in the 1998 Branch Acquisition. In addition, the amortization of goodwill increased $194,000 and data processing expense increased $163,000 primarily due to the effect of the branches added in the 1998 Branch Acquisition. Other changes included a $214,000 decrease in real estate owned expense, a $95,000 decrease in insurance premiums and a $345,000 increase in other operating expenses.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for federal income taxes for the three months ended September 30, 1999 was $1.8 million compared to $2.0 million for the three months ended September 30, 1998. The decrease was primarily due to the tax benefit received by Coastal for the dividends on the recently issued Bancorp Preferred Stock. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends on the Bancorp Preferred Stock. The ongoing quarterly tax benefit will be approximately $219,000, or 3 cents per diluted share, and is expected to continue through the end of 2002.

     Liquidity  and  Capital  Resources
     ----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At September 30, 1999, Coastal had binding commitments to originate or purchase loans totaling approximately $117.6 million and had $118.4 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 1999 totaled $928.0 million at September 30,
1999. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

     As of September 30, 1999, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

     The  Year  2000
     ---------------

     Many existing computer programs, including many utilized by Coastal, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Because of the Year 2000 implications, Coastal formally initiated a project during the first quarter of 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 software problems. The Year 2000 project team, which includes all levels of management, is identifying the computer applications which could fail or create erroneous results because of the Year 2000, and is developing alternate ("contingent") operating systems for these applications. Coastal has included in its Year 2000 project the following phases:

-     inventory  and  assessment;
-     renovation,  which  includes  repair  or  replacement;
- validation, which includes the testing of computer systems and Coastal's connections with other computer systems and service bureaus;
-     due  diligence  of  third-party  servicers;
-     development  of  contingency  plans.

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

     Coastal has implemented procedures and continues to refine its processes for evaluating its business readiness in addition to developing contingency plans to ensure that alternate operating systems are available in the event of unforeseen problems. The effect of many business disruptions at the same time may impact Coastal. Coastal will continue to review its contingency plans to reasonably address these incidents. While Coastal has contingency plans in place to address a temporary disruption in services, there can be no assurance that any disruption or failure will be only temporary, that Coastal's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of Coastal will not be adversely affected in the event of a prolonged disruption or failure.

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by the Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in
Exhibit 99, attached hereto, and in Coastal's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC on March 23, 1999.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

             (a) The following exhibits are filed as part of this report:

                   Exhibit  27  -  Financial  Data  Schedule
                   Exhibit  99  -  Forward-Looking  Information
             (b) Form 8-K filed on July 19, 1999 concerning the launching of Internet Banking on Coastal's web site.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     11/15/99                       By     /s/  Manuel  J. Mehos
           --------                            --------------------------
                                                Manuel  J.  Mehos
                                                Chairman  of  the  Board
                                                Chief  Executive  Officer





Dated:     11/15/99                       By     /s/  Catherine  N. Wylie
           --------                            ---------------------------
                                                Catherine  N.  Wylie
                                                Chief  Financial  Officer

                                INDEX TO EXHIBITS


                                                          Sequential Page
Exhibit No.   Description                                    Number
-----------  -------------------------------------------  ---------------
    27        Financial Data Schedule (for SEC use only).
    99        Forward-Looking Information