Form 10-K
period 1999-12-31
COASTAL BANCORP INC
filed 2000-03-28
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


    [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                             -----------------

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

                   9 1/2% Series A Cumulative Preferred Stock
                   ------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past  90  days.   Yes   X  No
                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [   ]

As of March 17, 2000, the aggregate market value of the 5,055,794 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,298,393 shares held by all directors and executive officers of the Registrant as a group, was $84,052,575. This figure is based on the closing sale price of $16.625 per share of the Company's Common Stock on March 17, 2000, as reported in The Wall Street Journal on March 20, 2000.

Number of shares of Common Stock outstanding as of March 17, 2000:     6,354,187

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement") are incorporated into Part III, Items 10-13 of this Form 10-K.

PART  I.

ITEM  1.  BUSINESS
------------------

     COASTAL  BANCORP,  INC.

     In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     At December 31, 1999, the Company had total consolidated assets of $2.9 billion, total deposits of $1.6 billion, $28.8 million in Series A Preferred Stock of the Bank, 9 1/2% Series A Cumulative Preferred Stock of $27.5 million and common stockholders' equity of $106.0 million.

     The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS") and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the
"Department"). The Company is also subject to various reporting and other requirements of the Securities and Exchange Commission (the "SEC"). See "Regulation - The Company."

     The Company's executive offices are located at Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057, and its telephone number is (713) 435-5000.

     COASTAL  BANC  SSB

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 50 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas.

     The Bank, which was originally organized in 1954, was acquired in 1986 by an investor group (which includes a majority of the current members of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Since then, the Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, and, in 1995, acquired an independent national bank. By December 31, 1999, the Bank's total assets had increased to $2.9 billion, total deposits were $1.6 billion and stockholders' equity totaled $194.0 million.

     The Bank attempts to maximize profitability through the generation of net interest income and fee income. To meet this objective, the Bank has implemented a strategy of building its core deposit base while deploying its funds in assets which provide an attractive return with acceptable credit risk. In carrying out this strategy, and to ultimately provide an attractive rate of return to the Company's shareholders, the Bank adheres to four operating principles: (i) continuing to expand its low cost core deposit base; (ii) minimizing interest rate risk; (iii) controlling credit risk, while increasing the emphasis on commercial business lending; and (iv) maintaining a low level of general overhead expense relative to its peers. These operating principles are briefly discussed below.

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

     Since completion of the Southwest Plan Acquisition, the Bank has entered into a series of branch office transactions (including two disposition transactions) and one whole bank acquisition. All of these transactions resulted in the net assumption of $1.9 billion of primarily retail deposits and 58 branch offices (16 of which were subsequently closed or sold). The Bank has also opened seven de novo branches since its inception, six in the Houston metropolitan area and one in Austin. The Bank will continue to pursue fairly priced acquisitions in Texas as a vehicle for growth, although there can be no assurance that the Bank will be able to continue to do so in the future.

     INTEREST RATE RISK. The Bank has implemented its second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to the expected terms of its interest-bearing liabilities. The Bank also tries to match the basis or index (for example, the London Interbank Offered Rate ("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI")) upon which these assets and liabilities reprice. Generally this is achieved through management of the composition of the Bank's assets and liabilities. The Bank also attempts to reduce its exposure to fluctuations in interest rates by using interest rate swap and cap agreements on certain assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" set forth in Item 7 hereof.

     CREDIT RISK. The Bank has implemented the third operating principle, controlling credit risk, while increasing the emphasis on commercial business lending, by (i) holding a substantial portion of its assets in primarily adjustable rate mortgage-backed securities and first lien single family residential mortgage loans, and (ii) taking a cautious approach to its direct lending operations, including the development of commercial business lending. At December 31, 1999, of the Company's $2.9 billion in total assets, $1.0 billion or 34.5% of total assets consisted of mortgage-backed securities. At December 31, 1999, the Company's total loans receivable portfolio amounted to $1.7 billion or 58.9% of total assets, $836.0 million of which were comprised of first lien residential mortgage loans.

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed operations and branch office system which is able to administer and deliver its products and services in an economical manner. Currently, the Bank believes that it has the infrastructure in place to handle more commercial customers, and that continued incremental growth in its customer base will not cause its overhead expenses to increase by a corresponding amount. The Company's ratio of noninterest expense to average total assets on a consolidated basis was 1.98% for the year ended December 31, 1999.

     The Bank is subject to regulation by the Department, as its chartering authority and by the Federal Deposit Insurance Corporation ("FDIC"), which regulates the Bank and insures its deposits to the fullest extent provided by law. The Bank also is subject to certain regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), one of the 12 regional banks which comprise the Federal Home Loan Bank System. See "Regulation - Regulation of the Bank."

LENDING  ACTIVITIES

     GENERAL. Since 1995, the Bank has attempted to re-align its lending products to compete with commercial banks in an effort to increase its net interest margin while at the same time controlling credit risk. In order to avoid incurring undue credit risk, the Bank historically invested a significant percentage of its assets in alternative financial instruments, particularly mortgage-backed securities, most of which have certain repayments guaranteed by the United States government or Government Sponsored Enterprises ("GSEs"). See "Mortgage-Backed Securities." In addition, the Bank has originated and purchased for retention in its portfolio only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors and management.

     The Bank has taken a cautious approach to the development and growth of its direct lending operations in its efforts to control credit risk. In November 1995, the Bank acquired its first commercial bank, Texas Capital Bancshares, Inc. ("Texas Capital"). The $103.3 million in loans acquired from Texas Capital included first lien residential, multifamily and commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. In 1998, the Bank acquired twelve commercial bank branches (the "1998 Branch Acquisition") and established them as the foundation for the Bank's Business Banking Centers, which focus on the Bank's commercial banking customers. In an effort to enhance its ability to service its commercial customers, during the fourth quarter of 1997, the Bank implemented a new process for originating, underwriting and approving all loans over $1.0 million. The staff of the Portfolio Control Center ("PCC") manages this process and applies Internet and network computer technology to take a loan from application to closing in less time and incorporating more comprehensive credit information than previously reviewed by the Bank. The PCC is also responsible for monitoring and managing the Bank's assets and liabilities.

     The following table sets forth information concerning the composition of the Bank's net loans receivable portfolio by type of loan at the dates indicated.


                                                                 At  December  31,

                                               1999                     1998                 1997
                                       -----------------------    -----------------    ------------------
                                          Amount     Percent       Amount   Percent     Amount    Percent
                                       ----------   --------      -------   -------    -------   --------
                                                                (Dollars in thousands)
Real estate mortgage loans:
 First lien residential                $  836,005     45.04%     $ 690,510   41.87%  $  689,767   52.33%
 Multifamily                              163,059      8.78        119,447    7.24      131,454    9.97
 Residential construction                 136,675      7.36        115,714    7.02       83,359    6.33
 Acquisition and development              103,357      5.57         75,932    4.61       31,619    2.40
 Commercial                               314,292     16.93        257,723   15.63      181,315   13.76
 Commercial construction                   65,934      3.55         40,344    2.45       14,506    1.10
Commercial secured by residential
 mortgage loans held for sale
 ("Warehouse")                             60,372      3.25        173,124   10.50       98,679    7.49
Commercial secured by mortgage
 servicing rights ("MSR")                      --        --          3,867    0.23       32,685    2.48
Commercial, financial and industrial      100,195      5.40         92,218    5.59       30,877    2.34
Loans secured by deposits                  13,094      0.71         13,164    0.80        8,695    0.66
Consumer and other                         63,383      3.41         66,989    4.06       15,030    1.14
                                       -----------  --------   -----------  -------  ----------- -------

 Total loans                            1,856,366    100.00%     1,649,032  100.00%   1,317,986  100.00%
                                       -----------  ========  ------------  =======  ----------  ========

Loans in process                         (108,561)                 (99,790)             (47,893)
Allowance for loan losses                 (10,493)                 (11,358)              (7,412)
Unearned interest and loan fees            (2,947)                  (3,493)              (2,926)
Premium on purchased loans, net               716                    3,758                1,680
                                       -----------             ------------         ------------
 Total loans receivable, net           $ 1,735,081             $ 1,538,149          $ 1,261,435
                                       ===========             ============         ============

     SCHEDULED  MATURITIES.       The  following  table  sets  forth  certain
information at December 31, 1999 regarding the principal amount of loans maturing in the Bank's net loans receivable portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. First lien residential mortgage, multifamily mortgage and commercial real estate loans are based on their contractual terms to maturity assuming no periodic amortization of principal.


                                                     AT DECEMBER 31, 1999
                                                        (In thousands)

                                            More than     More than       More than       More than      Over
                                 One year   one year to   three years     five years to   ten years to   twenty
                                 or less    three years   to five years   ten years       twenty years   years       Total
                                 ---------  -----------  --------------   -------------   -----------  --------  ----------

First lien residential mortgage  $   7,463  $  23,317      $  39,842      $  59,113       $ 257,235     $447,268  $  834,238
Multifamily mortgage                31,706    107,816         13,666          8,410             388           --     161,986
Residential construction            77,219      7,848            949            686              20           --      86,722
Real estate acquisition
 and development                    17,990     41,757            449             --              --           --      60,196
Commercial real estate              85,968    103,777         59,458         23,568          38,382           --     311,153
Commercial construction              8,168     24,419            620          8,417           5,272           --      46,896
Commercial, other                  108,074     25,636         23,671          3,662             147           --     161,190
Consumer and other                  18,644     15,349         30,037          5,459           3,211           --      72,700
                                 ---------  ---------      --------------  --------       ---------    ---------  ----------

 Total loans                     $ 355,232  $ 349,919      $ 168,692      $ 109,315      $  304,655     $447,268  $1,735,081
                                 =========  =========      =========      =========      ==========     ========  ==========



     The average maturity of loans is generally substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgages are substantially lower than existing mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     The following table sets forth the amount of loans due after one year from December 31, 1999 by category and which have fixed or adjustable rates.

                                                   Interest-Rate
                                                   -------------

                                            Fixed      Adjustable   Total
                                         ----------   -----------   ---------
                                                      (In thousands)

First lien residential mortgage          $  343,990    $ 482,785  $  826,775

Multifamily mortgage                         14,342      115,938     130,280

Residential construction                      1,376        8,127       9,503

Real estate acquisition and development         449       41,757      42,206

Commercial real estate                       79,732      145,453     225,185

Commercial construction                       6,270       32,458      38,728

Commercial, other                            28,201       24,915      53,116

Consumer and other                           53,738          318      54,056

                                         ----------    ---------  ----------
 Total                                   $  528,098    $ 851,751  $1,379,849
                                         ==========    =========  ==========

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of servicing mortgage loans for other institutions, GSEs or entities during the periods presented. See "Mortgage Loan Servicing."


                                                             Year  Ended  December  31,

                                                             1999         1998            1997
                                                        ----------     -----------     -----------
                                                                      (In thousands)
First lien residential mortgage loan originations:
 Adjustable rate                                         $     688      $      725      $    1,458
 Fixed rate                                                 25,354          15,470           4,849
 Adjustable rate by correspondent lenders                       --           1,426          26,220
 Fixed rate by correspondent lenders                            --              --             686
 Home equity                                                 4,520           7,022              --
Residential construction and   acquisition
 and development loan originations                         255,732         189,686         145,727
Warehouse loan originations                              1,366,880       1,642,445       1,174,639
MSR loan originations                                        5,134           7,554          55,259
Multifamily loan originations                              103,718         228,553          81,148
Commercial real estate loan originations                   179,196         126,916         171,497
Commercial construction originations                        52,718          15,543          12,222
Commercial, financial and industrial loan originations     161,776         107,890          43,497
Consumer loan originations                                  43,298          38,002          18,679
                                                         ----------     -----------     -----------
   Total loan originations                               2,199,014       2,381,232       1,735,881
Purchase of residential mortgage loans
 (net of repurchases by investors)                         365,951         293,024         108,226
Loans acquired (net of loans sold) in connection
 with acquisition and disposition transactions                  --         176,157              --
Purchase of residential construction loans                  11,077              --              --
Purchase of automobile loans                                10,176          34,609              70
                                                         ---------     -----------     -----------
   Total loan originations and purchases                 2,586,218       2,885,022       1,844,177
                                                         ---------     -----------     -----------
Foreclosures                                                 4,398           4,178           4,226
Principal repayments and reductions to
 principal balance                                       2,372,243       2,587,252       1,790,790
Residential loans sold                                          --          10,663          12,855
                                                         ---------     -----------     -----------
Total foreclosures, repayments and sales of loans        2,376,641       2,602,093       1,807,871
                                                         ---------     -----------     -----------
Amortization of premiums, discounts and fees on loans       (2,070)         (3,115)         (2,819)
Provision for loan losses                                  (10,575)         (3,100)         (1,800)
                                                         ---------     -----------     -----------
   Net increase in loans receivable                     $  196,932      $  276,714      $   31,687
                                                        ===========     ===========     ===========



     FIRST LIEN MORTGAGE LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank originates and purchases for its own portfolio loans secured by first lien mortgages on completed single family residences. The Bank originates these loans primarily in the Houston metropolitan area and in other geographic areas surrounding the Bank's branch locations. During 1999, 1998 and 1997, the Bank originated residential real estate loans for portfolio totaling $26.0 million, $16.2 million and $6.3 million, respectively. The majority of the Bank's residential loans have been acquired through bulk purchases in the traditional secondary market. During 1999, 1998 and 1997, the Bank purchased $366.0 million, $293.6 million and $107.9 million of such loans, respectively.

     The Bank offers, but does not actively solicit, a variety of mortgage products designed to respond to consumer needs and competitive factors. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. The Bank also originates conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which is presently $252,700, or loans that do not otherwise meet the criteria established by FNMA or FHLMC). Such loans conform to underwriting guidelines or standards required by the Secondary Market Investors ("SMI") to whom such loans are intended to be sold. During 1999, fewer than 10% of the mortgage loans originated by the Bank were non-conforming mortgage loans.

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

     The Bank also acquires residential real estate loans for its portfolio through bulk purchases when the prices of these purchases are considered to be favorable. The acquisition of residential real estate loans has primarily been accomplished through bulk purchases in the traditional secondary market (from mortgage companies, financial institutions, investment banks and CBCC beginning in 1997). Bulk purchases allow the Bank to obtain residential real estate mortgage loans without the cost of origination activities. Personnel from the Bank generally analyze loan bid packages, as they become available from CBCC and from third parties, and the PCC reviews the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The bid price with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan portfolios that meet the Bank's purchase criteria.

     The Bank sells mortgage loans and mortgage loan servicing from time to time in order to replace the loans and servicing with instruments which have higher credit quality and less interest rate risk. During 1999 or 1998, the Bank did not originate or purchase any loans with the intent to sell them to SMIs. During the year ended 1997, the Bank originated or purchased with the intent to sell $4.1 million of single family residential mortgage loans. During 1998 and 1997, the Bank sold $10.7 million and $4.4 million, respectively, of loans to SMIs. No loans were sold in 1999.

     While the Bank has the general authority to originate and purchase loans secured by real estate located anywhere in the United States, the largest concentration of its residential first lien mortgage and construction loan portfolios is secured by realty located in Texas.

     RESIDENTIAL CONSTRUCTION LENDING. The Bank initiated a construction lending program with local builders in the latter part of 1989 which has grown considerably since its inception. At the initiation of the program, management of the Bank surveyed the members of the residential construction industry in the Bank's Houston market area and targeted those companies, and, in the ensuing years, others that management believed, based upon its market research, to be financially strong and reputable. Loans are made primarily to fund residential construction. Construction loans are made on pre-sold and speculative residential homes considered by management to be in well located, viable subdivisions and planned unit developments.

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

     The Bank provides construction financing for homes that generally are priced below $450,000, with most homes priced between $125,000 and $300,000. In this price range, the Bank has experienced the shortest duration of term, the highest annualized yield and the least likelihood of defaults because of the generally high number of pre-completion sales. The Bank will also make individual construction loans to builders or individuals on single homes or groups of homes on substantially the same terms and conditions as loans granted under the Bank's line of credit program.

     At December 31, 1999, the Bank had $87.4 million in outstanding residential construction loans (net of loans in process of $49.3 million) of which $184,000 were on nonaccrual status. At the present time, the Bank has approved builders primarily domiciled in the Houston, Dallas, and Austin metropolitan areas and is selectively soliciting new builders for its residential construction lending program. Of the approved builders, two of the builders domiciled in Houston are authorized for the funding of loans outside the state of Texas. At December 31, 1999, there were loans totaling $2.7 million for these builders in the state of Arizona. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship.

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

     COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LENDING. The Bank initiated a program in 1993 to actively seek loans secured by commercial or multifamily properties. Commercial real estate and multifamily mortgage loans typically involve higher principal amounts and repayment of the loans generally depends, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are for a short to medium term of between one to seven years, and have floating rates or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are primarily located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral. At December 31, 1999, commercial real estate loans totaling $314.3 million and multifamily mortgage loans of $163.1 million were outstanding. At December 31, 1999, the Bank had commercial real estate loans totaling approximately $104,000 that were on nonaccrual status and no multifamily mortgage loans on nonaccrual status.

     The Bank began originating commercial real estate and multifamily construction loans in 1996. The Bank generally underwrites these loans in the same way it underwrites its multifamily mortgage loans and attempts to manage the risk of such loans by requiring that the builders provide more equity in the project than is required in refinancings, lending to builders with strong financial statements and requiring that borrowers purchase, if required by the movement of general market interest rates, interest rate caps for their loans. At December 31, 1999, commercial and multifamily construction loans totaling $48.2 million (net of loans in process of $17.7 million) were outstanding, none of which were on nonaccrual status.

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

     In 1999, the Bank began to decrease its emphasis on Warehouse lending. During the year ended December 31, 1999, the Bank originated $1.4 billion of Warehouse loans and had Warehouse loans outstanding of $60.4 million at December 31, 1999. At December 31, 1999, there were no Warehouse loans on nonaccrual status.

     During 1999, the Bank experienced significant loan losses in Warehouse and MSR loans due to the default of two borrowers. The first loss was connected to the $10.0 million participation purchased in 1998 in a Warehouse loan aggregating $25.0 million to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively "MCA"). In late January 1999, due to a lack of liquidity, MCA ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of MCA's books and records, marshal its assets and continue its loan servicing operations. A voluntary petition under Chapter 11 of the U.S. Bankruptcy Code was filed in the U.S. Bankruptcy Court for the Eastern District of Michigan for MCA on or about February 10, 1999, by the conservator.

     Throughout 1999, the Bank worked with the lead lender and the bankruptcy trustee to determine the value of, and sell, the underlying collateral. As of December 31, 1999, the Bank had received only $1.1 million in proceeds for the MCA loan. In addition, on January 12, 2000, the Bank filed a lawsuit against the lead lender in the participation seeking to recover losses incurred as a result of actions or omissions of the lead lender related to the loan to MCA. Due to the uncertainty of the value of the remaining collateral, its marketability and the timing of recovery, if any, from the lawsuit, the Bank charged-off the remaining $8.9 million balance of this loan resulting in the additional provision for loan losses of $6.8 million during the year. The Bank will continue to work with the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. On January 12, 2000, the Bank filed a lawsuit against the lead lender seeking recovery of certain losses related to this loan. See Item 3, "Legal Proceedings."

     In the second situation, during 1999, the Bank purchased approximately $10.1 million of the underlying loans securing a $13.2 million Warehouse and servicing rights line of credit due to default by the borrower. The remaining outstanding balance on this Warehouse and servicing rights line of $990,000 was charged-off during 1999.

     MSR LENDING. Although the Bank discontinued this type of lending in 1999, beginning in 1992, the Bank loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. Loans of this nature generally had terms of one to five years, and were generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans were made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans were collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. MSR loans were underwritten in substantially the same manner as Warehouse loans, where Bank personnel closely monitors MSR borrowers by, among other things, reviewing the borrower's financial condition and operations in the same manner as they do for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio does not exceed 75.0% during the life of the loan. As of December 31, 1999, the Bank did not have any remaining MSR loans. During 1999, the Bank incurred a loss on a Warehouse and servicing rights line of credit due to default of the borrower as discussed previously.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank originates loans to residential real estate builders and developers for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into saleable lots. The Bank generally lends only to major developers with good track records and strong financial capacity and on property where substantially all of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 24 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold to builders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 1999, the Bank had $61.8 million (net of loans in process of $41.6 million) of real estate acquisition and development loans outstanding. At December 31, 1999, there were no real estate acquisition and development loans on nonaccrual status.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program continues to be a strategic goal of Bank management. The Texas Capital acquisition provided the Bank with an established commercial business lending program to small and medium sized companies primarily in the Houston and Austin metropolitan areas. Over the past three years, management continued to develop the infrastructure for commercial business lending in most of the Bank's major markets by developing the PCC and adding business banking loan officers. In 1998, the Bank acquired twelve commercial bank branches in the 1998 Branch Acquisition and significantly increased the Bank's commercial business loan origination capacity. The commercial, financial and industrial loans ("Commercial Business loans") are generally made to provide working capital financing or asset acquisition financing to businesses and are generally secured by the borrower's working capital assets (i.e., accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e., operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) at a spread over prime rate or LIBOR and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand the acquired commercial business lending programs, while managing the associated credit risk by continually monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 1999, Commercial Business loans outstanding totaled $100.2 million, of which $694,000 of such loans were on nonaccrual status.

     CONSUMER LENDING. The Bank makes available traditional consumer loans, such as home improvement, home equity, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits to consumers in the markets served by its retail branches and business banking centers. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 1999, the Bank had $63.4 million in consumer and other loans outstanding and $13.1 million in loans secured by deposits.

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

     Through May 1999, the Bank had a lending agreement to purchase loans through a correspondent to refinance new and used automobiles, which has since been terminated. During 1999, the Bank purchased $10.2 million in automobile loans under this agreement. As of December 31, 1999, a total of $27.2 million of these automobile loans were included in total consumer and other loans, of which $300,000 were on nonaccrual status.

     ASSET QUALITY. The Bank, like all financial institutions, is exposed to certain credit risks related to the value of the collateral which secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Management of the Bank monitors the loan portfolio and the Bank's real estate acquired as a result of foreclosure ("REO") for potential problems on a weekly basis and reports to the Board of Directors on a monthly basis. When a borrower fails to make a required loan payment or other weaknesses are detected in a borrower's financial condition, the Bank attempts to determine an appropriate course of action by contacting the borrower. Delinquencies are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action. As a matter of policy, the Bank generally does not accept from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the foreclosed real estate is then included in the Bank's REO portfolio until it is sold.

     Upon acquisition, REO is recorded at the lower of unpaid principal balance adjusted for any remaining acquisition premiums or discounts less any applicable valuation allowance or estimated fair value, based on an appraisal, less estimated selling costs. All costs incurred from the date of acquisition forward relating to maintaining the property are recorded as a current expense.

     It is the Bank's general policy not to recognize interest income on loans past due 90 days or more. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is generally reversed against current interest income. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, particularly if management believes that the individual loan is in the process of collection and the interest is fully collectible.

     The following table sets forth information regarding the Bank's nonperforming assets as of the dates shown.


                                                                    At December 31,
                                                             1999         1998         1997
                                                        ---------      --------     ---------
                                                                (Dollars in thousands)
Nonaccrual loans:
 First lien residential mortgage                        $  13,344       $11,883      $15,591
 Residential construction                                     184           192           --
 Commercial real estate                                       104           149          322
 Commercial construction                                       --            --          900
 Commercial, Warehouse                                         --        10,042           --
 Commercial, financial and industrial                         694           496          485
 Consumer and other                                           340            75           53
                                                        ----------     --------      --------
 Total nonaccrual loans                                    14,666        22,837       17,351
                                                        ----------     --------      --------
Loans greater than 90 days delinquent
 and still accruing:
 First lien residential mortgage                            1,137           189           --
 Multifamily mortgage                                          --           190           --
 Residential construction                                      --            --           79
 Commercial real estate                                       690           293           91
 Commercial, financial and industrial                         531           808          120
 Consumer and other                                            94           224           50
                                                        ----------     --------     --------
   Total loans greater than 90 days
     delinquent and still accruing                          2,452         1,704          340
                                                        ----------     --------     --------
Total nonperforming loans                                  17,118        24,541       17,691
                                                        ----------     --------     --------

Total REO and repossessed assets                            4,531         4,927        3,198
                                                        ----------     --------     --------
Total nonperforming assets                              $  21,649       $29,468      $20,889
                                                        =========       =======     ========

Ratio of nonperforming
 assets to total assets                                     0.73%         0.99%        0.72%
                                                        =========      ========     ========
Ratio of nonaccrual loans to total
 loans receivable                                           0.85%         1.48%        1.38%
                                                        =========      ========     ========
Ratio of nonperforming loans to total
 loans receivable                                           0.99%         1.60%        1.40%
                                                        =========      ========     ========



     For the year ended December 31, 1999, approximately $778,000 in additional interest income would have been recorded on the above loans accounted for on a nonaccrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. Net income for 1999 included $571,000 in interest income for these same loans prior to the time they were placed on nonaccrual status.

     At December 31, 1999, the Bank had 170 first lien residential mortgage loans on nonaccrual status, aggregating $13.3 million, with an average balance of approximately $78,500. A total of 146 of these loans, with an aggregate balance of $10.6 million, were acquired through loan purchases and 7 of these loans, with an aggregate balance of $526,000, were acquired in branch or whole bank acquisitions. Of the 146 nonaccrual residential mortgage loans acquired through loan purchases, at December 31, 1999, 38 of such loans totaling $3.9 million were being serviced by other institutions, which constituted 1.1% of the $369.8 million of aggregate loans serviced by others.

     At December 31, 1999, nonperforming assets included REO with an aggregate book value of $4.3 million and repossessed assets of $193,000. At such date, the Bank's REO consisted of 23 single family residential properties totaling $2.1 million, 9 commercial properties totaling $1.8 million, 3 residential construction properties totaling $223,000 and 1 multi-family property with a book value of $188,000.

     At December 31, 1999, in addition to the loans on nonaccrual status, the Bank had $23.2 million in loans classified as substandard, $41,000 classified as doubtful, $7,000 classified as loss and $13.1 million of loans designated as "special mention" for regulatory purposes. Loans designated as "special mention" are not currently required to be classified for regulatory purposes but have potential weaknesses or risk characteristics that could result in future problems. The outstanding balance of loans classified as substandard has increased from December 31, 1998 to December 31, 1999 by approximately $13.5 million. This increase is primarily due to the addition of 6 borrowers to the classified asset list, with loans in the commercial real estate, multifamily mortgage and commercial business categories, none of which were greater than 89 days past due as of December 31, 1999. Lending management is working with these six borrowers and monitoring the performance of these loans closely.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 1999, the carrying value of impaired loans totaled approximately $2.0 million and the related allowance for loan losses on those impaired loans totaled $778,000. The average balance of impaired loans during the year ended December 31, 1999 was approximately $10.6 million. For the year ended December 31, 1999, the Bank did not recognize interest income on loans considered impaired.

     The Bank had loaned $136.7 million at December 31, 1999, under its residential construction lending program to multiple borrowers who are engaged in similar activities. Certain of these borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential Construction Lending." Except for concentrations in its Warehouse lending lines, the Bank had no other loan concentrations. At December 31, 1999, the Bank had $60.4 million of Warehouse loans outstanding. See "Warehouse Lending."

     ALLOWANCE FOR LOAN LOSSES. The Bank maintains loan loss allowances to absorb future losses that may be realized on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.


                                                    Year  Ended  December  31,

                                         1999     1998      1997     1996     1995
                                     --------- --------  --------  -------  -------
                                                   (Dollars in thousands)
Balance at beginning of year          $ 11,358   $ 7,412   $ 6,880   $5,703   $2,158
Charge-offs(1)                         (11,830)   (1,693)   (1,416)    (851)    (404)
Recoveries                                 390       282       148      103       17
Provision for loan losses               10,575     3,100     1,800    1,925    1,664
Allowance of acquired entities(2)           --     2,257        --       --    2,268
                                      --------  --------   -------  -------  -------
Balance at end of the year            $ 10,493   $11,358   $ 7,412   $6,880   $5,703
                                      ========  ========   =======  =======  =======
Ratio of net charge-offs during the
 period to average net loans
 outstanding during the period            0.69%     0.10%     0.10%    0.06%    0.05%
                                      =========  ========  ========  =======  =======

________________________


(1)Charge-offs  during  the  periods  indicated  were  as  follows:


                                       Year Ended December 31,
                                         1999        1998       1997      1996      1995
                                     ---------    --------   --------   -------   -------
                                                         (In thousands)
First lien residential mortgage       $    331     $  544     $  591     $ 651     $ 359
Residential construction                    26         --         --        --        --
Commercial real estate                      10         24          4        --        --
Commercial, Warehouse and MSR            9,924         --         --        --        --
Commercial, financial and industrial       829        648        472        58        --
Consumer and other                         710        477        349       142        45
                                      --------     ------     ------     -----     -----
Total charge-offs                     $ 11,830     $1,693     $1,416     $ 851     $ 404
                                      ========     ======     ======     =====     =====



(2)The allowance of acquired entities in 1998 represents the allowance for loan losses recorded in connection with the loans acquired in the 1998 Branch Acquisition. The amount in 1995 represents the allowance for loan losses recorded in connection with (i) a bulk loan package acquired and (ii) the loans acquired in the Texas Capital acquisition.

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.


                                                             At December 31,
                                                 1999      1998     1997     1996     1995
                                             --------  --------  -------  -------  -------
                                                             (In thousands)
First lien residential mortgage             $  2,529  $  3,238  $ 2,566  $ 2,217  $ 2,992
Multifamily mortgage                             442       383      511      369      249
Residential construction                         384       343      251      223      307
Real estate acquisition and development        1,034       759      316      261      130
Commercial real estate                         2,221     2,112    1,468    1,151    1,072
Commercial construction                          972       225      203       20       --
Commercial, Warehouse and MSR                    256     1,722      494      361      230
Commercial, financial and industrial           1,650     1,750    1,008      985      395
Consumer and other                               992       826      233      374      177
Unallocated                                       13        --      362      919      151
                                            --------  --------  -------  -------  -------
 $                                          $ 10,493  $ 11,358  $ 7,412  $ 6,880  $ 5,703
                                            ========  ========  =======  =======  =======



     The following table sets forth the allocation of the provision or the reduction of allowance for loan losses by loan type during the periods indicated.

                                                              Year Ended December 31,
                                                    1999      1998      1997      1996      1995
                                                ---------  --------  --------  --------  --------
                                                   (In thousands)
First lien residential mortgage                $   (446)  $ 1,142   $   908   $  (180)  $ 1,032
Multifamily mortgage                                 59      (184)      142       120        23
Residential construction                             67        55        28       (84)      (67)
Real estate acquisition and development             275       443        55       131       (25)
Commercial real estate                              119        82       321        79       479
Commercial construction                             747       (36)      183        20        --
Commercial, Warehouse and MSR                     8,456     1,228       133       131       132
Commercial, financial and industrial                561       240       416       618        --
Consumer and other                                  724       846       171       322        90
Unallocated                                          13      (716)     (557)      768        --
                                              ---------  --------  --------  --------  --------
 $                                             $ 10,575   $ 3,100   $ 1,800   $ 1,925   $ 1,664
                                              =========  ========  ========  ========  ========



     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical loss experience, the volume and type of lending conducted by the Bank, identification of adverse situations which may affect the ability of borrowers to repay, the existing nonperforming assets, industry standards, regulatory policies, generally accepted accounting principles, general economic conditions, particularly as they relate to the Bank's lending area, and other factors related to the collectibility of the Bank's loan portfolio. As discussed earlier, during the year ended December 31, 1999, $6.8 million of the increase in the provision for loan losses was specific to the MCA loan. The remainder of the increase was due to the charge-off of $990,000 on another warehouse borrower due to bankruptcy, as well as other changes in the composition of and growth in the Bank's loan portfolio, including the commercial type loans acquired in the 1998 Branch Acquisition.

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

     The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its current level of nonperforming loans and its historical loss experience. Management continues to review its loan portfolio to determine whether its ACAP should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the FDIC and the Department, as an integral part of their examination processes, periodically review the Bank's loan loss allowances. These agencies may require the Bank to establish additional loan loss allowances, based on their respective judgments of the information available at the time of the examinations.

     MORTGAGE LOAN SERVICING. The Bank services residential real estate loans for its own portfolio as well as for others, including FNMA, FHLMC and other private mortgage investors through CBS Mortgage, a division of the Bank ("CBS
Mortgage"). Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non interest-bearing accounts at the Bank. At December 31, 1999, the Bank had $4.2 million deposited in such escrow accounts.

     CBS Mortgage receives fees for servicing mortgage loans, which generally range from 0.250% to 0.375% per annum on the declining principal balance of fixed rate mortgage loans and from 0.375% to 0.500% per annum on the declining principal balance of adjustable rate mortgage loans. Such fees serve to compensate CBS Mortgage for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. For the years ended 1999, 1998 and 1997, CBS Mortgage earned servicing fees of $680,000, $642,000 and $1.4 million, respectively, in conjunction with its loan servicing. Servicing fees are collected out of the monthly mortgage payments made by borrowers and are net of the amortization of mortgage servicing rights.

     CBS Mortgage's servicing portfolio is subject to reduction by normal amortization, by prepayment or by foreclosure of outstanding loans. At December 31, 1999, 1998 and 1997, CBS Mortgage had an aggregate loan servicing portfolio of $1.1 billion, $1.2 billion and $1.6 billion, respectively. Of these amounts at such respective dates, CBS Mortgage serviced loans for the Bank's portfolio aggregating $666.5 million, $707.0 million and $890.3 million and serviced loans for others aggregating $407.9 million, $519.2 million and $675.7 million. At December 31, 1999, 62.0% of the dollar value of loans being serviced by CBS Mortgage was for the Bank's portfolio, 11.9% was being serviced for FHLMC, 24.8% was being serviced for FNMA and 1.3% was being serviced for others.

     No servicing rights were purchased by CBS Mortgage in 1999, 1998 or 1997. As of December 31, 1999, an aggregate of $407.9 million of CBS Mortgage's $1.1 billion servicing portfolio, or 38.0%, was loans serviced for others. At December 31, 1999, CBS Mortgage had no commitments for further purchases of mortgage servicing rights.

     The amount, if any, by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of origination cost or current amortized book value must be deducted from capital in calculating regulatory capital. See "Regulation - Regulatory Capital Requirements." At December 31, 1999, there were no deductions from the Bank's capital for purchased mortgage servicing rights valuation adjustments.

     The following table sets forth certain information regarding CBS Mortgage's servicing portfolio of mortgage loans for the periods indicated.

                                            Year  Ended  December  31,

                                            1999         1998         1997
                                      -----------    -----------  -------------
                                                    (In thousands)
Beginning servicing portfolio         $ 1,226,238    $ 1,566,004    $ 1,735,089
                                      -----------    -----------    -----------
Bank loan originations                    149,874        127,620        140,673
Bank whole loans acquired                  28,251         93,170        126,864
                                      -----------    -----------    -----------
 Total servicing originated
 and acquired                             178,125        220,790        267,537
                                      -----------    -----------    -----------
Loans sold servicing released                  --            764             --
Amortization and payoffs                  325,641        554,603        430,373
Foreclosures                                4,264          5,189          6,249
                                      -----------    -----------    -----------
 Total servicing reductions               329,905        560,556        436,622
                                      -----------    -----------    -----------
Ending servicing portfolio            $ 1,074,458    $ 1,226,238    $ 1,566,004
                                      ===========    ===========    ===========



MORTGAGE-BACKED  SECURITIES

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 1999, the Company's mortgage-backed securities portfolio (including $99.7 million of mortgage-backed securities available-for-sale), net of unamortized premiums and unearned discounts, amounted to $1.0 billion, or 34.5%, of total assets. When investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. At December 31, 1999, the Company's net mortgage-backed securities had an aggregate market value of $999.6 million.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.


                                                           At  December  31,


                                     1999                         1998                       1997
                            ---------------------        -----------------------    ----------------------
                            Amount        Percent         Amount        Percent     Amount        Percent
                            ------------  --------        ------------  --------    ------------  --------
(Dollars in thousands)
Held-to-maturity:
 REMICS                     $   838,499     91.45%        $ 1,059,924     91.82%    $ 1,232,219     91.59%
 FNMA certificates               54,749      5.97              61,590      5.34          69,906      5.20
 GNMA certificates               16,074      1.75              21,235      1.84          28,701      2.13
 Non-agency certificates          7,537      0.83              11,530      1.00          14,586      1.08
 Interest-only securities            --        --                   1        --              20        --
                            ----------------------        ----------------------    ----------------------
                                916,859    100.00%          1,154,280    100.00%      1,345,432    100.00%
                                          ========                      ========                  ========
 Unamortized premium              1,703                         2,100                     2,831
 Unearned discount               (1,350)                       (2,264)                   (3,173)
                            -----------                   -----------               ------------
Total held-to-maturity      $   917,212                   $ 1,154,116               $ 1,345,090
                            ============                  ============              ============

Available-for-sale:
 REMICS                     $    77,861                   $    98,892               $   173,717
 GNMA certificates               24,615                            --                        --
                            ------------                  ------------              ------------
                                102,476                        98,892                   173,717
 Unamortized premium                180                             8                        25
 Unearned discount                 (149)                         (168)                     (247)
 Net unrealized loss             (2,842)                       (2,123)                   (3,498)
                            ------------                  ------------              ------------
Total available-for-sale    $    99,665                   $    96,609               $   169,997
                            ============                  ============              ============

Total mortgage-backed
 securities                 $ 1,016,877                   $ 1,250,725               $ 1,515,087
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

     The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as IOs) which possess average life or price volatility in excess of a benchmark fixed rate 30 year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, the security may remain in the held-to-maturity portfolio as long as the institution has the positive intent to hold the security to maturity and has a documented plan in place to manage the higher risk. At December 31, 1999, the Bank had mortgage-backed securities considered "high risk" with a recorded booked value of approximately $4.5 million. These securities were not considered "high risk" at purchase, but were later found to be "high risk" based on the results of the required tests. The Bank has the positive intent to hold these securities to maturity and has documented the Bank's plan to manage the higher risk of these securities. If the Bank should elect to consider a new type of security for its portfolio, the Bank intends to ascertain in advance that the security does not fail any of the tests that will qualify it as a "high risk mortgage security." The Bank will not purchase any security that fails such tests unless it has in place a documented plan to manage the higher risk of that security and has approval from the Board of Directors.

The following table sets forth the Company's activities with respect to mortgage-backed securities (including held-to-maturity and available-for-sale) during the periods indicated.


                                                  Year  Ended  December  31,

                                                    1999        1998       1997
                                               ----------  ----------  ---------
                                                         (In thousands)
Mortgage-backed securities
 held-to-maturity purchased                    $   3,080   $   8,203   $ 56,136

Mortgage-backed securities
 available-for-sale purchased                     26,489          --         --

Mortgage-backed securities
 available-for-sale sold                              --     (48,550)   (11,308)

Discount accretion (premium
 amortization) net                                   430        (132)       (83)

Change in unrealized loss on
 mortgage-backed securities
 available-for-sale                                 (719)      1,375      1,275

Principal repayments on
 mortgage-backed securities                     (263,128)   (225,258)   (56,176)
                                               ----------  ----------  ---------
Net decrease in
 mortgage-backed securities                    $(233,848)  $(264,362)  $(10,156)
                                               ==========  ==========  =========



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

     DEPOSITS. The Bank attracts a majority of its deposits through its 50 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. The Bank also obtains deposits through acquisitions. In 1998, the Bank assumed approximately $355.4 million in deposits in an acquisition of twelve commercial bank branches. The Bank offers a variety of traditional deposit products which currently includes interest-bearing checking, noninterest-bearing checking, savings, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. Beginning in 1995 with the acquisition of Texas Capital, the Bank's management has pursued its commercial banking strategy related to deposits designed to increase the level of lower cost transaction and commercial deposit accounts. During 1996 and early in 1997, the Bank began to offer a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts. The acquisitions and marketing efforts have resulted in the outstanding balances of demand deposit accounts increasing to 33.2% of total deposits at December 31, 1999 from 26.4% at December 31, 1997.

     The following table shows the distribution of and certain other information relating to the Company's deposits by type at the dates indicated.


                                                                    At  December  31,
                                                                    -----------------


                                               1999                       1998(1)                  1997(2)

                                                    Percent                     Percent                   Percent
                                                      of                          of                        of
                                         Amount    Deposits         Amount     Deposits      Amount       Deposits
                                   ------------------------      ----------    ---------    -------      ----------
                                                                   (Dollars in thousands)
Demand deposit accounts:
 Noninterest-bearing checking(3)   $      97,146      5.98%      $   95,398      5.60%    $  101,782       7.40%
 Interest-bearing checking(3)             65,229      4.02           63,067      3.70         69,972       5.09
 Savings                                  46,011      2.83           48,571      2.85         25,555       1.86
 Money market demand(3)                  331,082     20.39          339,481     19.91        165,986      12.07
                                   -------------  ---------      ----------  ---------    -----------  ---------
   Total demand deposit accounts         539,468     33.22          546,517     32.06        363,295      26.42
                                   -------------  ---------      ----------  ---------    -----------  ---------
Certificate accounts:
 Maturing within 1 year                  968,838     59.66          965,443     56.64        781,455      56.83
 1-2 years                                82,705      5.09          148,049      8.69        186,734      13.58
 2-3 years                                17,020      1.05           22,347      1.31         30,028       2.18
 3-4 years                                10,772      0.66           11,833      0.69          7,292       0.53
 4-5 years                                 4,917      0.30           10,176      0.60          6,153       0.45
 Over 5 years                                380      0.02              240      0.01            178       0.01
                                   -------------  ---------      ----------  ---------    -----------  ---------
     Total certificate accounts        1,084,632     66.78        1,158,088     67.94      1,011,840      73.58
                                   -------------  ---------      ----------  ---------    -----------  ---------
                                       1,624,100    100.00%       1,704,605    100.00%     1,375,135     100.00%
                                                  =========                    ========                =========
 Premium (discount) on purchased
   deposits, net                             189                        399                      (75)
                                   -------------                 ----------               ----------
     Total                         $   1,624,289                 $1,705,004               $1,375,060
                                   =============                 ==========               ===========


________________________

(1)In 1998, the Bank assumed approximately $355.4 million in deposits in connection with the acquisition of twelve branches of another financial institution.
(2)In 1997, the Bank assumed approximately $54.6 million in deposits in connection with the acquisition of one branch office of another financial institution.
(3)Effective January 1, 1998, the Bank implemented a software program which performs calculations and reclassifies a portion of the balances in noninterest-bearing and interest-bearing checking accounts to money market demand accounts pursuant to deposit types under Federal Reserve Regulation D. The amount of such reclassification was approximately $117.7 million ($56.3 million from noninterest-bearing checking and $61.4 million from interest-bearing checking) at December 31, 1999. The amount of such reclassification was approximately $126.0 million ($55.8 million from noninterest-bearing checking and $70.2 million from interest-bearing checking) at December 31, 1998.

     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                              Year  Ended  December  31,

                                          1999                      1998                     1997
                                                            (Dollars in thousands)
                                   Average     Average       Average      Average     Average      Average
                                   Balance    Rate Paid      Balance      Rate Paid   Balance      Rate Paid
                                ----------------------------------------------------------------------------
Demand deposit accounts:
 Noninterest-bearing checking   $    80,367         --%  $    51,612         --%   $    91,293         --%
 Interest-bearing checking           49,588       1.96        20,628       2.18         61,392       1.78
 Savings                             50,805       1.99        35,162       2.20         23,912       2.29
 Money market demand(1)             356,860       2.27       315,141       2.37        158,993       3.63
Certificate accounts              1,104,378       4.95     1,063,277       5.40      1,008,845       5.50
                                -----------  ----------  -----------  ----------   -----------  ----------
 Total deposits                 $ 1,641,998       3.94%  $ 1,485,820       4.45%   $ 1,344,435       4.68%
                                ===========  ==========  ===========  ==========   ===========  ==========

________________________

(1)Includes amounts reclassified from noninterest-bearing and interest-bearing checking accounts pursuant to the Bank's program under Federal Reserve Regulation D as follows:



                                    1999      1998
                              ----------  --------
                               (In thousands)

Noninterest-bearing checking  $   70,780  $ 63,130
Interest-bearing checking         68,486    67,778
                              ----------  --------
                              $  139,266  $130,908
                              ==========  ========



     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 1999, which mature during the periods indicated.


                                                                 Amounts  at  December  31,  1999  Maturing
                                                                               (In  thousands)

                                                                 One Year                            Greater than
                               Amounts at December 31,           or Less    Two Years  Three Years   Three Years
                          ---------------------------------     ---------  ----------  ------------  -------------
                                1999                 1998
                             ----------        ------------
Certificate accounts:
2.00% to 3.99%               $   23,749      $     45,152      $ 23,609    $     41       $    29       $     70
4.00% to 5.99%                  990,726         1,019,910       887,283      73,563        14,298         15,582
6.00 to 7.99%                    69,943            92,004        57,934       9,002         2,693            314
8.00 to 9.99%                       202             1,004            --          99            --            103
over 10.00%                          12                18            12          --            --             --
                             ----------      ------------      --------    --------       -------       --------
Total                        $1,084,632      $  1,158,088      $968,838    $ 82,705       $17,020       $ 16,069
                             ==========      ============      ========    ========       =======       ========



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

     The following table sets forth the net deposit flows of the Bank during the periods indicated.

                                                         Year  Ended  December  31,

                                                          1999        1998      1997
                                                     ------------  ---------  --------
                                                                (In thousands)
Net increase (decrease) before interest credited(1)  $ (145,219)  $ 264,148  $  2,383

Interest credited                                        64,504      65,796    61,842
                                                     -----------  ---------  --------

Net deposit increase (decrease)                      $  (80,715)  $ 329,944  $ 64,225
                                                     ===========  =========  ========


________________________

(1)For the years ended December 31, 1998 and 1997, reflects the effect of the assumption of $355.4 million and $54.6 million of net deposit liabilities acquired in connection with branch office transactions in each respective year. The net deposit outflow in each year (net of acquired deposits) was primarily due to financial disintermediation as described below.

     The following table sets forth the amount of the Bank's certificates of deposits which are $100,000 or more by time remaining until maturity at December 31, 1999.


                                            At  December  31,  1999

                                         Number of accounts          Deposit Amount
                                         ------------------          ---------------
                                                                  (Dollars in thousands)
Three months or less                             402                  $   52,744

Over three through six months                    413                      45,324

Over six through twelve   months                 757                      84,217

Over twelve months                               163                      18,982
                                             -------                  ----------
   Total                                       1,735                  $  201,267
                                             =======                  ==========



     The Bank's deposits are obtained primarily from residents of Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's customers. The Bank uses traditional marketing methods to attract new customers and savings deposits, including newspaper advertising. Through 1999, except as noted below, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. In early 1997, the Bank began the solicitation of deposit accounts through a "money desk." Money desk rates are only offered to institutions (primarily credit unions and municipal utility districts) and are generally up to 50 basis points higher than on regular certificate of deposit accounts.

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

     The Bank also provides its customers with the opportunity to invest in noninsured mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's results of operations for the years ended December 31, 1999, 1998 or 1997. See "Subsidiaries of the Bank - CoastalBanc Financial Corp".

     BORROWINGS. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.



                                              At  or  For  the  Year
                                               Ended  December  31,

                                            1999        1998           1997
                                       -----------    --------     -----------

                                               (Dollars in thousands)
FHLB advances:

 Average balance outstanding            $  951,953    $713,197     $  368,896

 Maximum amount outstanding
   at any month-end during the
   period                                1,115,713     969,036        540,475

 Balance outstanding at end of
   period                                1,096,931     966,720        540,475

 Average interest rate during the
   period                                    5.31%       5.55%          5.78%

 Average interest rate at end of
   period                                    5.72%       5.24%          5.95%

Securities sold under agreements
 to repurchase:

 Average balance outstanding            $  103,211    $579,561     $  974,136

 Maximum amount outstanding
   at any month-end during the
   period                                  271,103     874,784      1,035,576

 Balance outstanding at end of
   period                                       --     100,000        791,760

 Average interest rate during the
   period                                    5.44%       5.49%          5.66%

 Average interest rate at end of
   period                                       --       4.93%          6.00%



     Federal funds purchased averaged approximately $19,000, $149,000 and $161,000 during the years ended December 31, 1999, 1998 and 1997, respectively with an average interest rate during the periods of 5.26%, 5.33% and 5.59%, respectively. There were no federal funds purchased outstanding at any month-end during 1999, 1998 or 1997.

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

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include a $50.0 million variable rate line of credit, various short-term, fixed rate advances and long term, fixed and variable-rate advances. At December 31, 1999, the Bank had total FHLB advances of $1.1 billion at a weighted average interest rate of 5.72%. Of the advances outstanding at December 31, 1999, $198.1 million were short-term advances with an original maturity of less than 60 days.

     The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase the same security on a specified later date at an agreed upon price. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. The dealers may loan the Bank's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 1999, the Bank did not have any borrowings under reverse repurchase agreements.

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

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 1999, the Bank was authorized to have a maximum investment of approximately $294.7 million in its subsidiaries.

     At December 31, 1999, the Bank had one active wholly-owned subsidiary, the activity of which is described below. At December 31, 1999, the Bank's aggregate equity investment in its subsidiary was $182,000.

     On December 30, 1998, CBS Mortgage Corp., a former subsidiary of the Bank, was dissolved and merged into the Bank. The former CBS Mortgage Corp. is now operated as CBS Mortgage, a division of the Bank.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("Financial Corp.") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of Financial Corp. Over the past five years, Financial Corp. has been inactive in its investment advisory capacity. Financial Corp. became active during the last quarter of 1992 in connection with the sale of mutual funds through third party intermediaries. Fees generated net of expenses, resulted in a net income of $51,000, $49,000 and $35,000 for the years ended December 31, 1999, 1998 and
1997,  respectively.

AFFILIATE  OF  THE  BANK

     COASTAL BANC CAPITAL CORP. CBCC is a direct subsidiary of HoCo and an affiliate of the Bank. CBCC is engaged in the business of purchasing and reselling packages of whole loan assets on behalf of the Bank and institutional investors. The loan packages acquired by CBCC are offered to the Bank on the same terms and at the same time that they are offered to other prospective purchasers. During 1999, CBCC purchased whole loan assets totaling $370.8 million and sold whole loans (including purchase premium) totalling $363.8 million to the Bank and $8.2 million to third party investors. During the year ended December 31, 1999, CBCC recorded gains on the sale of loans to the Bank of $1.5 million and gains on the sale of loans to third party investors of $57,000. The $1.5 million gain on the sale of loans to the Bank was recorded on the Bank's financial statements as a premium on purchased loans and is being amortized over the life of those loans. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 1999, HoCo's unconsolidated equity investment in CBCC was $943,000. CBCC had net income (before eliminations) of $592,000 and $275,000 for the years ended December 31, 1999 and 1998, respectively.

     Commissions received by CBCC from the Bank are calculated at a market rate and are not greater than those paid to non-affiliates in similar transactions. The Bank and CBCC have entered into a mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $17.0 million revolving line of credit to be drawn upon from time to time by CBCC to finance the acquisition of whole loan assets and the holding of such assets until they are sold. The advances drawn by CBCC are collateralized by such assets purchased and held by CBCC. There were no amounts outstanding on this line of credit at December 31, 1999. All transactions between the Bank and CBCC are within regulatory guidelines.

REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See "Regulation - The Company-Financial Modernization."

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

     FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 1999, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks and for all other state-chartered, FDIC-supervised banks, the minimum Tier 1 capital ratio shall not be less than 4.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1999, the required Tier 1 capital ratio for the Bank was 4.0% and its actual Tier 1 capital ratio was 5.76%.

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

     At December 31, 1999, the Bank's Tier 1 capital to risk-weighted assets ratio was 9.68% and its total risk-based capital to risk weighted assets ratio was 10.29%.

     The following table sets forth information with respect to each of the Bank's capital requirements at the dates shown.


                                                   At  December  31,


                                     1999                1998                1997
                                   -------             -------             -------

                                Actual   Required   Actual   Required   Actual   Required
                                -------  ---------  -------  ---------  -------  ---------
Tier 1 capital to total assets    5.76%      4.00%    5.25%      4.00%    5.52%      4.00%
Tier 1 risk-based capital
 to risk weighted assets          9.68       4.00     9.54       4.00    11.46       4.00
Total risk-based capital
 risk to risk weighted assets    10.29       8.00    10.23       8.00    11.98       8.00

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three regulatory capital requirements at December 31, 1999.



                                                 Tier 1        Total
                                  Tier 1         Risk-based    Risk-based
                                  Capital        Capital       Capital
                                 --------      ------------    -----------
                                          (Dollars in thousands)

Total stockholders' equity      $ 193,950    $  193,950      $   193,950
Unrealized loss on securities
 available-for-sale                 1,848         1,848            1,848
Less nonallowable assets:
 Goodwill                         (27,636)      (27,636)         (27,636)
Plus allowances for loan
 and lease losses                      --            --           10,493
                                ----------   -----------      -----------
Total regulatory capital           168,162       168,162          178,655
Minimum required capital           116,762        69,482          138,963
                                ----------   -----------      -----------
Excess regulatory capital       $   51,400   $    98,680      $    39,692
                                ==========   ===========      ===========

Bank's regulatory capital
 percentage (1)                      5.76%         9.68%        10.29%

Minimum regulatory capital
 required percentage                  4.00%         4.00%         8.00%
                                 ----------  ------------  ------------

Bank's regulatory capital
 percentage in excess of
   requirement                       1.76%         5.68%         2.29%
                                ===========  ============  ============


________________________

(1)Tier 1 capital is computed as a percentage of adjusted average total assets of $2.9 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.7 billion.

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

     The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risks of non-traditional activities and to ensure that such standards reflect the "actual performance and expected risk of loss of multifamily mortgages," of which the Bank had $163.1 million at December 31, 1999. See "Business - Lending Activities." In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from non-traditional activities.

     The Federal banking agencies have agreed to adopt for regulatory purposes Statement of Financial Accounting Standards No. 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 capital. At December 31, 1999, the Bank had $102.5 million of securities available-for-sale with $2.8 million of aggregate net unrealized losses thereon.

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

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all bank and thrift institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

     On September 30, 1996, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of 65.7 basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The Bank's special assessment amounted to $7.5 million ($4.8 million after applicable income taxes) pursuant to the FDIA. In addition to the recapitalization provisions, the FDIA equalized the rate schedule for SAIF and BIF institutions with the rates ranging from zero to 27 basis points beginning October 1, 1996. At December 31, 1999, the Bank was categorized as well capitalized.

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

     SAFETY AND SOUNDNESS STANDARDS. Each Federal banking agency is required to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss to the institution. In addition, each Federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, adopted final rules and proposed guidelines concerning safety and soundness required to be prescribed by regulations pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Under the asset quality and earnings standards, which were adopted by the Federal banking agencies in October 1996, the Bank is required to establish and maintain systems to identify problem assets and prevent deterioration in those assets and evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital reserves. If an insured institution fails to meet any of the standards promulgated by the regulators, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps that it will take to correct the deficiency. In the event that an insured institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the FDIC, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may restrict asset growth, require the savings institution to increase its ratio of tangible equity to assets, restrict the rates of interest that the institution may pay or take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and at December 31, 1999 was in compliance with each of the standards as they have been adopted by the FDIC.

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

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 1999, with 81.0% of its assets invested in qualified thrift investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1999, the Bank's advances from the FHLB of Dallas amounted to $1.1 billion or 37.2% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 1999, the Bank had $56.8 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1999, dividends paid by the FHLB of Dallas to the Bank totaled $2.8 million.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 1999, the Bank was in compliance with such requirements.

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

TAXATION

     FEDERAL TAXATION. The Company, the Bank and its subsidiaries file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Internal Revenue Code ("Code") in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to 1996 legislation, the Bank no longer is able to utilize a reserve method for determining the bad debt deduction, but is allowed to deduct actual net charge-offs. Further, the Bank's post-1987 tax bad debt reserve is being recaptured into income over a six year period. At December 31, 1999, the Bank had approximately $2.5 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

     In connection with the Southwest Plan Acquisition, the FSLIC Resolution Fund ("FRF") retained all of the future federal income tax benefits (as defined) derived from the federal income tax treatment of certain items, in addition to net operating loss carryforwards, related to the Southwest Plan Acquisition for which the Bank agreed to pay the FRF when actually realized. The provisions for federal income taxes recorded for the years ended December 31, 1999, 1998 and 1997, represent the gross tax liability computed under these tax sharing provisions before reduction for actual federal taxes paid to the Internal Revenue Service. Alternative minimum taxes paid with the federal return in 1999, 1998 and 1997 will be available as credit carryforwards to reduce regular federal tax liabilities in future years, over an indefinite period. To the extent these credits were generated due to the utilization of other tax benefits retained by the FRF, they will also be treated as tax benefit items. Although the termination of the assistance agreement related to the Southwest Plan Acquisition was effective March 31, 1994, the FRF will continue to receive the related future net tax benefits as defined.

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
             ----------

     The Company's business is conducted from 50 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 1999.


                                                         Net Book
                                                         Value of
                                                         Property
                              Owned/Leased                  or                        Percent of
                             (with Lease Expiration      Leasehold                       Total
Location                          Date)                Improvements        Deposits    Deposits
--------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
BRANCH OFFICES:

1329 North Virginia
Port Lavaca, Texas  77979      Owned                    $    140         $  25,795        1.59%
3207 Westpark Drive
Houston, Texas  77005          Owned                       2,446            20,803        1.28
8 Braeswood Square             Leased;
Houston, Texas  77096          December 31, 2006             386            58,634        3.61
408 Walnut
Columbus, Texas  78934         Owned                         210            55,924        3.44
870 S. Mason, #100             Leased;
Katy, Texas  77450             August 31, 2003                23            24,408        1.50
602 Lyons
Schulenburg, Texas  78956      Owned                          79            30,000        1.85
325 Meyer Street
Sealy, Texas  77474            Owned                         517            43,272        2.66
116 E. Post Office
Weimar, Texas  78962           Owned                          29            25,370        1.56
323 Boling Road
Wharton, Texas  77488          Owned                         112            40,246        2.48
1621 Pine Drive                Leased;
Dickinson, Texas  77539        September 30, 2000             --            36,917        2.27
300 S. Cage
Pharr, Texas 78577             Owned                         176            14,170        0.87
295 West Highway 77
San Benito, Texas  78586       Owned                         224            20,833        1.28
1260 Blalock, Suite 100        Leased;
Houston, Texas  77055          January 20, 2004               --            50,984        3.14
14011 Park Drive, Suite 115    Leased;
Tomball, Texas  77375          March 14, 2004                 10            24,737        1.52
915-H North Shepherd           Leased;
Houston, Texas  77008          October 31, 2001               87            33,505        2.06
6810 FM 1960 West              Leased;
Houston, Texas  77069          September 30, 2000             --            26,307        1.62
7602 N. Navarro
Victoria, Texas  77904         Owned                         712            71,591        4.41
1410 Ed Carey
Harlingen, Texas   78550       Owned                       1,467            13,072        0.80
4900 N. 10th St., G-1          Leased;
McAllen, Texas   78504         August 14, 2001                75            13,885        0.85
10838 Leopard Street, Suite A  Leased;
Corpus Christi, Texas   78410  December 31, 2002               1            36,205        2.23

                                                                                 (continued)


(continued from previous page)
                                                         Net Book
                                                         Value of
                                                         Property
                              Owned/Leased                  or                        Percent of
                             (with Lease Expiration      Leasehold                       Total
Location                          Date)                Improvements        Deposits    Deposits
--------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
4060 Weber Road                     Leased;
Corpus Christi, Texas   78411       April 30, 2004     $        --        $  52,331        3.22%
301 E. Main Street
Brenham, Texas   77833              Owned                      138           63,025        3.88
1192 W. Dallas                      Leased;
Conroe, Texas   77301               December 31, 2003           --           38,522        2.37
2353 Town Center Dr.                Owned
Sugar Land, Texas   77478                                    1,062           24,228        1.49
1629 S. Voss                        Owned
Houston, Texas   77057                                       1,429           21,945        1.35
531-A Highway 1431                  Leased;
Kingsland, Texas   78639            December 31, 2003           --           19,436        1.20
204 Westmoreland                    Owned
Mason, Texas   76856                                            47           16,552        1.02
904 Highway 281 North
Marble Falls, Texas   78654         Owned                      167           11,375        0.70
101 East Polk
Burnet, Texas   78611               Owned                       93           20,544        1.26
907 Ford
Llano, Texas   78643                Owned                      155           16,686        1.03
708 East Austin
Giddings, Texas   78942             Owned                      234           24,767        1.52
5718 Westheimer, Suite 100          Leased;
Houston, Texas 77057                July 31, 2012               89           56,529        3.48
8080 Parkwood Circle Drive          Owned
Houston, Texas 77036                                           264            9,970        0.61
1250 Pin Oak Road
Katy, Texas 77494                   Owned                    1,146           14,113        0.87
2120 Thompson Highway
Richmond, Texas 77469               Owned                      442           51,861        3.19
7200 North Mopac                    Leased;
Austin, Texas 78731                 December 31, 2002            6           47,367        2.92
1112 Seventh Street                 Leased;
Bay City, Texas 77414               April 30, 2002              --           62,850        3.87
441 Austin Avenue
Port Arthur, Texas 77640            Owned                      619           39,038        2.40
1114  Lost Creek Blvd., Suite 100   Leased;
Austin, Texas 78746                 December 31, 2003           25            3,703        0.23
3302 Boca Chica                     Leased;
Brownsville, Texas 78521            December 14, 2004           --            9,132        0.56
744 S. East Elizabeth               Leased;
Brownsville, Texas 78520            March 31, 2003             225           19,102        1.18
1603 Price Road                     Owned
Brownsville, Texas 78521                                       284           14,975        0.92
700 Padre Blvd., Suite A            Leased;
South Padre Island, Texas 78597     May 31, 2000                 2            5,526        0.34
2000 N. Conway
Mission, Texas 78572                Owned                    1,180           22,047        1.36

                                                                                    (continued)


(continued from previous page)
                                                         Net Book
                                                         Value of
                                                         Property
                              Owned/Leased                  or                        Percent of
                             (with Lease Expiration      Leasehold                       Total
Location                          Date)                Improvements        Deposits    Deposits
--------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
509 South Main                  Leased;
McAllen, Texas 78501            December 22, 2002     $         6        $   39,848        2.45%
198 South Sam Houston
San Benito, Texas 78586         Owned                       1,078            60,896        3.75
502 S. Dixieland Road
Harlingen, Texas 78552          Owned                         334            14,362        0.88
200 Sugar Road
Edinburg, Texas 78539           Owned                         159             7,809        0.48
300 S. Closner
Edinburg, Texas 78539           Owned                         837            36,903        2.27
221 East Van Buren
Harlingen, Texas 78550          Owned                       3,738            87,197        5.37
ADMINISTRATIVE OFFICE(1)
Coastal Banc Plaza
5718 Westheimer, Suite 600      Leased;
Houston, Texas 77057            July 31, 2012               2,707            44,992        2.81
RECORDS & RETENTION OFFICE:
227 Meyer St.
Sealy, Texas   77474            Owned                          60                --          --
                                                         --------        ----------  -----------
     Total                                               $ 23,220        $1,624,289      100.00%
                                                         ========        ==========  ===========


______________________

(1)Includes location of administrative, primary lending and mortgage servicing offices.

The net book value of the Company's investment in premises and equipment totaled $30.7 million at December 31, 1999. At December 31, 1999, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and twenty-seven automatic teller machines, was $2.9 million.


ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

             In January 2000, the Company, through its subsidiary, the Bank, filed a lawsuit against the lead lender on a $25.0 million loan in which the Bank purchased a 40% participation interest. Such lawsuit is described more fully in the Company's Current Report on Form 8-K (No. 000-24526) filed on January 12, 2000, which is incorporated herein by reference.

             In addition to the above, the Company is involved from time to time in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

             Not  applicable.

PART  II
--------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             -------------------------------------------------------------------
             MATTERS
             -------

             The information required herein is incorporated by reference from page 51 of the Company's printed Annual Report to Stockholders for fiscal 1999 ("Annual Report"), which is included herein as Exhibit 13.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

             The information required herein is incorporated by reference from pages 6 through 9 of the Annual Report.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

             The information required herein is incorporated by reference on pages 9 through 21 of the Annual Report.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

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

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             -----------------

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

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

              The information required herein is incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

              The information required herein is incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission.

PART  IV
--------

ITEM  14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

     (a)(1) The following financial statements are incorporated herein by reference from pages 23 through 50 of the Annual Report.

               Report  of  Independent  Certified  Public  Accountants.

               Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

               Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999.

               Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 1999.

               Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1999.

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999.

               Notes  to  Consolidated  Financial  Statements.

     (a)(2)    There  are no financial statement schedules filed herewith.

     (a)(3)    The  following  exhibits  are filed as part of this report.

     Exhibit  No.
     ------------

     3.1     Articles of Incorporation of the Company (Incorporated by reference to  the Company's Registration Statement on Form S-4 (No. 33-75952)
             filed on March  2,  1994).
     3.2     Bylaws  of  Company  (Incorporated  by  reference  to the Company's
             Registration  Statement  on  Form  S-4  (No.  33-75952) filed on
             March 2, 1994).
     4       Form of Company common stock certificate (Incorporated by reference to the Company's  Registration Statement on Form S-4 (No. 33-75952)
             filed on March  2,  1994).
     4.1     Form  of  Indenture  dated as of June 30, 1995, with respect to the
             Company's  10%  Notes,  due  2002  (Incorporated  by  reference to the  Company's  Registration  Statement  on  Amendment  No. 6  to
             Form S-1 (No. 33-91206) filed on June  16,  1995).
     4.2     Certificate  of  Designations, 9 1/2% Series A Cumulative Preferred
             Stock (Incorporated  by  reference  to  the Company's Registration
             Statement on Form S-3 (No.  333-75983)  filed on  April  9,  1999).
     10.1    1991  Stock  Compensation Program (Incorporated by reference to the
             Company's  Registration  Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
     10.2    1995  Stock  Compensation Program (Incorporated by reference to the
             Company's  Registration  Statement  Form  S-1  (No. 33-91206) filed on April 14, 1995).
     10.3    1999  Stock Compensation  Program (Incorporated by reference to the
             Company's Registration  Statement on Form S-8 (No. 333-80877) filed on June 17, 1999).
     10.4    Change-In-Control  Severance Agreements (Incorporated  by reference to the Company's  1998  Annual Report on Form 10-K (No. 000-24526)
             filed on March 23,  1999).
     10.5    Amendment  No.  1  to  Change-In-Control  Severance  Agreements
     12      Ratio of  earnings  to  combined  fixed charges and preferred stock dividends  (See  Exhibit  13)
     13      Annual  Report  to  Stockholders
     27      Financial  Data  Schedule  (electronically  filed)
     28      Form  of  proxy  mailed  to  stockholders  of  the  Company

     __________________

     (b) The Company filed no reports on Form 8-K during the last quarter of fiscal 1999.

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

                                   COASTAL  BANCORP,  INC.



Date:  March  23,  2000           By:     /s/  Manuel  J.  Mehos
                                          ----------------------
                                          Manuel  J.  Mehos,
                                          Chairman  of  the  Board  and  Chief
                                          Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Manuel  J.  Mehos                                  Date:  March  23,  2000
----------------------
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer



/s/  R.  Edwin  Allday                                  Date:  March  23,  2000
----------------------
R.  Edwin  Allday,  Director



/s/  D. Fort Flowers, Jr.                               Date:  March  23,  2000
-------------------------
D.  Fort  Flowers,  Jr.,  Director



/s/  Dennis  S.  Frank                                  Date:  March  23,  2000
----------------------
Dennis  S.  Frank,  Director



/s/  Paul  W.  Hobby                                    Date:  March  23,  2000
--------------------
Paul  W.  Hobby,  Director



/s/  Robert  E.  Johnson,  Jr.                          Date:  March  23,  2000
-----------------------------
Robert  E.  Johnson,  Jr.,  Director



/s/  James  C.  Niver                                   Date:  March  23,  2000
---------------------
James  C.  Niver,  Director



/s/  Catherine  N.  Wylie                               Date:  March  23,  2000
-------------------------
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)