Form 10-Q
period 2000-03-31
COASTAL BANCORP INC
filed 2000-05-15
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
                     the  Securities  Exchange  Act  of  1934
                     For  the  Quarterly  Period  Ended  March  31,  2000

          [    ]     Transition  Report  Pursuant  to  Section  13  or 15 (d) of
                     the  Securities  Exchange  Act  of  1934
                     For  the  Transition  Period  from  _______  to  _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


      Texas                                      76-0428727
---------------------                       ---------------------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or  organization)             Identification  No.)

                           5718 Westheimer, Suite 600
                                Houston, Texas 77057
                           -------------------------
                     (Address of principal executive office)

                                   (713) 435-5000
                                   --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES     X       NO
                                     ------            -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           COMMON STOCK OUTSTANDING:   6,143,453 AS OF APRIL 30, 2000

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------



Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at March 31, 2000
        and December 31, 1999                                                      1

        Consolidated Statements of Income for the Three-Month Periods Ended
        March 31, 2000 and 1999                                                    2

        Consolidated Statements of Comprehensive Income for the Three-Month
        Periods Ended March 31, 2000 and 1999                                      3

        Consolidated Statements of Cash Flows for the Three-Month Periods
        Ended March 31, 2000 and 1999                                              4

        Notes to Consolidated Financial Statements                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             16

Item 3  Quantitative and Qualitative Disclosures About Market Risk                20


PART  II.     OTHER  INFORMATION
---------     ------------------


Item 1  Legal Proceedings                                    21
Item 2  Changes in Securities                                21
Item 3  Default upon Senior Securities                       21
Item 4  Submission of Matters to a Vote of Security Holders  21
Item 5  Other Information                                    21
Item 6  Exhibits and Reports on Form 8-K                     21



SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------


                                         COASTAL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    March 31,        December 31,
ASSETS                                                                                 2000             1999
---------------------------------------------------------------------               ----------      ------------
                                                                                            (Unaudited)
Cash and cash equivalents                                                           $   36,879      $   48,098
Federal funds sold                                                                       9,200              --
Loans receivable (note 4)                                                            1,902,021       1,735,081
Mortgage-backed securities held-to-maturity (note 3)                                   909,557         917,212
Mortgage-backed securities available-for-sale, at fair value (note 3)                   95,864          99,665
U.S. Treasury securities held-to-maturity                                                  992             299
Accrued interest receivable                                                             18,467          16,150
Property and equipment                                                                  29,704          30,708
Stock in the Federal Home Loan Bank of Dallas (FHLB)                                    65,276          56,753
Goodwill                                                                                26,883          27,636
Mortgage servicing rights (note 4)                                                          --           3,035
Prepaid expenses and other assets                                                       15,318          13,315
                                                                                    ----------      ----------
                                                                                    $3,110,161      $2,947,952
                                                                                    ==========      ==========



     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

Liabilities:
 Deposits (note 5)                                             $1,636,489   $1,624,289
 Advances from the FHLB (note 6)                                1,240,581    1,096,931
 Senior notes payable, net (note 7)                                46,900       46,900
 Advances from borrowers for taxes and insurance                    5,709        3,852
 Other liabilities and accrued expenses                            16,592       13,774
                                                               -----------  -----------
     Total liabilities                                          2,946,271    2,785,746
                                                               -----------  -----------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 10)                                        28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 13):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                     27,500       27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,643,453 and 7,616,227 shares issued
   in 2000 and 1999, respectively                                      76           76
 Additional paid-in capital                                        32,912       32,683
 Retained earnings                                                 98,861       95,508
 Accumulated other comprehensive loss -
   unrealized loss on securities available-for-sale                (3,746)      (1,848)
 Treasury stock at cost (1,283,679 shares in 2000
   and 1999)                                                      (20,463)     (20,463)
                                                               -----------  -----------
     Total stockholders' equity                                   135,140      133,456
                                                               -----------  -----------
                                                               $3,110,161   $2,947,952
                                                               ===========  ===========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                           2000     1999
                                                                    ------------  -------
                                                                        (Unaudited)

Interest income:
 Loans receivable                                                   $     38,506  $31,004
 Mortgage-backed securities                                               15,433   17,750
 FHLB stock, federal funds sold and other interest-earning assets            975      772
                                                                    ------------  -------
                                                                          54,914   49,526
                                                                    ------------  -------

Interest expense:
 Deposits                                                                 16,533   16,810
 Advances from the FHLB                                                   17,095   11,565
 Other borrowed money                                                          1    1,518
 Senior notes payable                                                      1,173    1,217
                                                                    ------------  -------
                                                                          34,802   31,110
                                                                    ------------  -------

   Net interest income                                                    20,112   18,416
Provision for loan losses                                                  2,400    2,331
                                                                    ------------  -------
   Net interest income after provision for loan losses                    17,712   16,085
                                                                    ------------  -------

Noninterest income:
 Loan fees and service charges on deposit accounts                         2,057    1,814
 Loan servicing income, net                                                  201      134
 Other                                                                        96      492
 Gain on sale of mortgage servicing rights                                 2,172       --
                                                                    ------------  -------
                                                                           4,526    2,440
                                                                    ------------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                            7,469    7,115
 Office occupancy                                                          2,806    2,802
 Data processing                                                             859      899
 Amortization of goodwill                                                    753      753
 Insurance premiums                                                          149      303
 Real estate owned                                                           127      154
 Other                                                                     2,731    1,454
                                                                    ------------  -------
                                                                          14,894   13,480
                                                                    ------------  -------

       Income before provision for Federal income taxes and
         minority interest                                                 7,344    5,045

Provision for Federal income taxes                                         2,209    1,626
                                                                    ------------  -------
     Income before minority interest                                       5,135    3,419
Minority interest - preferred stock dividends of Coastal Banc ssb
 (Series A) (note 10)                                                        647      647
                                                                    ------------  -------
     Net income                                                     $      4,488  $ 2,772
                                                                    ============  =======
     Net income available to common stockholders                    $      3,861  $ 2,772
                                                                    ============  =======

Basic earnings per share (note 9)                                   $       0.61  $  0.40
                                                                    ============  =======

Diluted earnings per share (note 9)                                 $       0.60  $  0.40
                                                                    ============  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                        Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                            2000      1999
                                                                     ------------  --------
                                                                            (Unaudited)


Net income                                                           $      4,488   $2,772

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                     (1,898)     316
                                                                     -------------  ------

Total comprehensive income                                           $      2,590   $3,088
                                                                     =============  ======

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                      --------------------------------
                                                                              2000             1999
                                                                      --------------------  ----------
                                                                                      (Unaudited)

Cash flows from operating activities:
 Net income                                                            $       4,488         $   2,772
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets             2,305             2,437
 Net premium amortization                                                        248               140
 Provision for loan losses                                                     2,400             2,331
 Amortization of goodwill                                                        753               753
 Originations and purchases of mortgage loans held for sale                       --            (2,381)
 Stock dividends from the FHLB                                                  (920)             (676)
 Gain on sale of mortgage servicing rights                                    (2,172)               --
 Decrease (increase) in:
   Accrued interest receivable                                                (2,317)              332
   Other, net                                                                  5,671             2,159
                                                                      ---------------        ----------

   Net cash provided by operating activities                                  10,456             7,867
                                                                      ---------------        ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                           (9,200)          (18,000)
 Purchases of mortgage-backed securities held-to-maturity                         --            (3,080)
 Purchase of U.S. Treasury securities                                           (692)               --
 Principal repayments on mortgage-backed securities held-to-maturity           7,604            95,269
 Principal repayments on mortgage-backed securities
   available-for-sale                                                            874            11,219
 Purchases of loans receivable                                              (225,226)         (143,690)
 Net decrease in loans receivable                                             54,847            74,556
 Net purchases of property and equipment                                        (240)             (772)
 Purchases of FHLB stock                                                      (7,603)              (10)
 Proceeds from the sale of mortgage servicing rights                           1,127                --
                                                                      ---------------        ----------

   Net cash provided (used) by investing activities                         (178,509)           15,492
                                                                      ---------------        ----------

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                            Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                              2000           1999
                                                                       -------------  ------------
                                                                                (Unaudited)

Cash flows from financing activities:
 Net increase (decrease) in deposits                                   $     12,233   $   (39,776)
 Advances from the FHLB                                                   2,655,303     1,602,772
 Principal payments on advances from the FHLB                            (2,511,653)   (1,572,916)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                  6,400        37,783
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                   (6,400)      (37,783)
 Net increase in advances from borrowers for taxes and insurance              1,857         2,206
 Exercise of stock options for purchase of common stock, net                    229            18
 Purchase of Treasury Stock                                                      --       (10,659)
 Repurchase of Senior Notes                                                      --        (2,100)
 Dividends paid                                                              (1,135)         (556)
                                                                       -------------  ------------
   Net cash provided (used) by financing activities                         156,834       (21,011)
                                                                       -------------  ------------

   Net increase (decrease) in cash and cash equivalents                     (11,219)        2,348
 Cash and cash equivalents at beginning of period                            48,098        45,453
                                                                       -------------  ------------
 Cash and cash equivalents at end of period                            $     36,879   $    47,801
                                                                       =============  ============

 Supplemental schedule of cash flows-interest paid                     $     34,003   $    31,463
                                                                       =============  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $        814   $       528
                                                                       =============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On August 27, 1998, December 21, 1998 and February 25, 1999, the Board of Directors authorized three separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of March 31, 2000, 1,283,679 shares had been repurchased in the open market at an average repurchase price of $15.94 per share for a total cost of $20.5 million. On
April 27, 2000, the Board of Directors authorized the fourth such repurchase plan for up to an additional 500,000 shares of the outstanding shares of common stock.

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

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at March 31, 2000 were as follows (dollars in thousands):


                                                 Gross      Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                   --------------------------------------------
Held-to-maturity:
 REMICS - Agency                   $   654,967  $ 1,429  $ (26,355)  $ 630,041
 REMICS - Non-agency                   177,490       --    (10,567)    166,923
 FNMA certificates                      54,411        3     (2,561)     51,853
 GNMA certificates                      15,456       --       (245)     15,211
 Non-agency securities                   7,233        6        (30)      7,209
                                   -----------  -------  ----------  ---------
                                   $   909,557  $ 1,438  $ (39,758)  $ 871,237
                                   ===========  =======  ==========  =========

Available-for-sale:
 REMICS - Agency                   $    77,345  $    --  $  (5,120)  $  72,225
 REMICS - Non-agency                       268       --         (3)        265
 GNMA certificates                      24,015       --       (641)     23,374
                                   -----------  -------  ----------  ---------
                                   $   101,628  $    --  $  (5,764)  $  95,864
                                   ===========  =======  ==========  =========


     Mortgage-backed securities at December 31, 1999 were as follows (dollars in thousands):


                                                  Gross       Gross
                                     Amortized  Unrealized   Unrealized   Fair
                                       Cost        Gains       Losses     Value
                                   ----------------------------------------------
Held-to-maturity:
 REMICS - Agency                   $   657,305  $ 2,560  $ (13,224)  $ 646,641
 REMICS - Non-agency                   180,163       41     (4,094)    176,110
 FNMA certificates                      56,068        9     (2,306)     53,771
 GNMA certificates                      16,129       --        (89)     16,040
 Non-agency securities                   7,547       --       (175)      7,372
                                   -----------  -------  ----------  ---------
                                   $   917,212  $ 2,610  $ (19,888)  $ 899,934
                                   ===========  =======  ==========  =========

Available-for-sale:
 REMICS - Agency                   $    77,343  $    --  $  (2,400)  $  74,943
 REMICS - Non-agency                       372       --         (4)        368
 GNMA certificates                      24,792       --       (438)     24,354
                                   -----------  -------  ----------  ---------
                                   $   102,507  $    --  $  (2,842)  $  99,665
                                   ===========  =======  ==========  =========

(4)     LOANS  RECEIVABLE

     Loans receivable at March 31, 2000 and December 31, 1999 were as follows (dollars in thousands):


                                                    March 31, 2000   December 31, 1999
                                                   ----------------  -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $     1,026,271       $  836,005
 Commercial                                                315,729          314,292
 Multifamily                                               171,040          163,059
 Residential construction                                  134,622          136,675
 Acquisition and development                                95,943          103,357
 Commercial construction                                    78,411           65,934
Commercial loans, secured by residential mortgage
 loans held for sale                                        45,038           60,372
Commercial, financial and industrial                        93,878          100,195
Loans secured by savings deposits                           13,598           13,094
Consumer and other loans                                    60,476           63,383
                                                   ----------------      -----------
                                                         2,035,006        1,856,366
Loans in process                                          (112,216)        (108,561)
Allowance for loan losses                                  (12,894)         (10,493)
Unearned interest and  loan fees                            (3,482)          (2,947)
(Discount) premium to record purchased loans, net           (4,393)             716
                                                   ----------------      -----------

                                                   $     1,902,021       $1,735,081
                                                   ================      ===========

Weighted average yield                                        8.54%            8.67%
                                                   ================      ===========



     At March 31, 2000, Coastal had outstanding commitments to originate or purchase $109.5 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $144.1 million. In addition, at March 31, 2000, Coastal had $7.4 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At March 31, 2000 and December 31, 1999, the carrying value of loans that were considered to be impaired totaled approximately $3.6 million and $2.0 million, respectively and the related allowance for loan losses on those impaired loans totaled $1.1 million and $778,000 at March 31, 2000 and December 31, 1999, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2000 and 1999 was $2.7 million and $9.4 million, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999 is as follows (in thousands):


                                          Three Months Ended March 31,
                                          ----------------------------
                                              2000           1999
                                            --------       --------
Balance, beginning of period                $10,493         $11,358
Provision for loan losses                     2,400           2,331
Charge-offs                                    (283)           (553)
Recoveries                                      284              21
                                            --------        --------

Balance, end of period                      $12,894         $13,157
                                            ========        ========



     On August 11, 1998, Coastal approved the purchase of a $10.0 million participation in a warehouse loan aggregating $25.0 million to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively "MCA"). The lead lender ("Lead Lender") in this facility is a major commercial bank and the loan was secured by subprime residential loans. In late January 1999, due to a lack of liquidity, MCA ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of MCA's books and records, marshal that company's assets and continue its loan servicing operations. A voluntary petition under Chapter 11 of the U.S. Bankruptcy Code was filed in the U.S. Bankruptcy Court for the Eastern District of Michigan for MCA on or about February 10, 1999, by the conservator, who was appointed the "debtor-in-possession," to allow the conservator time to develop a plan of reorganization while protecting the assets of MCA.

Effective December 31, 1998, Coastal placed this loan on nonaccrual and had allocated $1.5 million of the general allowance to this loan. During 1999, based on updated information received, management made the decision to provide for and charge-off the remaining balance of the loan. Throughout 1999, Coastal worked with the Lead Lender and the bankruptcy trustee to determine the value of and sell the underlying collateral. As of December 31, 1999, Coastal had received only $1.1 million in proceeds from the collateral on the MCA loan. In addition, on January 12, 2000, Coastal filed a lawsuit against the Lead Lender in the participation seeking to recover losses incurred as a result of actions or omissions of the Lead Lender related to the loan to MCA. Due to the uncertainty of the value of the remaining collateral, its marketability and the timing of recovery, if any, from the lawsuit, Coastal charged-off the remaining $8.9 million balance of this loan in 1999. Coastal will continue to work with the Lead Lender and the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. During the three months ended March 31, 2000, Coastal received $180,000 in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses during the period.

     Effective March 31, 2000, Coastal sold its mortgage servicing rights portfolio and recorded a nonrecurring gain of $2.2 million. Pursuant to a purchase and sale agreement, Coastal sold its rights to service approximately $391.9 million of mortgage loans for third party investors. Coastal is subservicing the mortgage loans until the transfer to the purchaser which is expected to occur in May 2000. Coastal will continue to service loans in its own loans receivable portfolio.

(5)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at March 31, 2000 and December 31, 1999, are summarized as follows (dollars in thousands):


                                 Stated Rate          March 31, 2000      December 31, 1999
                                --------------       --------------      -------------------
Noninterest-bearing checking             0.00%      $   100,772             $   97,146
Interest-bearing checking       0.75  -  1.75            66,577                 65,229
Savings accounts                1.49  -  2.75            47,498                 46,011
Money market demand accounts    0.00  -  5.84           333,855                331,082
                                                    ------------            -----------

                                                        548,702                539,468
                                                    ------------            -----------

Certificate accounts            2.00  -  2.99               245                    461
                                3.00  -  3.99             8,540                 23,288
                                4.00  -  4.99           308,339                446,746
                                5.00  -  5.99           580,046                543,980
                                6.00  -  6.99           188,736                 62,363
                                7.00  -  7.99             1,515                  7,580
                                8.00  -  8.99               104                    103
                                9.00  -  9.99                99                     99
                                over  10.00                   7                     12
                                                    ------------            -----------
                                                      1,087,631              1,084,632
                                                    ------------            -----------

Premium on purchased deposits                               156                    189
                                                    ------------            -----------

                                                    $ 1,636,489             $1,624,289
                                                    ============            ===========

Weighted average interest rate                            4.13%                   3.96%
                                                    ===========             ===========


     The scheduled maturities of certificate accounts outstanding at March 31, 2000 were as follows (dollars in thousands):


                  March 31, 2000
                  ---------------
 0 to 12 months   $       963,230
 13 to 24 months           91,869
 25 to 36 months           17,548
 37 to 48 months            8,927
 49 to 60 months            5,719
 Over 60 months               338
                  ---------------
                  $     1,087,631
                  ===============

(6)     ADVANCES  FROM  THE  FHLB

     The weighted average interest rates on advances from the FHLB at March 31, 2000 and December 31, 1999 were 6.04% and 5.72%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 2000 are summarized as follows (dollars in thousands):


                                            Weighted Average
Due during the year ending December 31,       Interest Rate          Amount
---------------------------------------     -----------------      -----------
2000                                                 5.98%          $  887,595
2001                                                 6.22               38,694
2002                                                 6.15              279,245
2003                                                 6.97                5,583
2004                                                 5.75                5,222
2005                                                 5.57                  129
2006                                                 6.85                3,123
2007                                                 6.66                1,078
2008                                                 5.51                1,774
2009                                                 8.14                4,097
2010                                                 5.66                  187
2011                                                 6.62                1,347
2012                                                 5.68                  217
2013                                                 5.75                7,731
2014                                                 5.43                2,956
2018                                                 5.05                1,603
                                         -----------------          ----------

                                                     6.04%          $1,240,581
                                         =================          ==========

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(7)     SENIOR  NOTES  PAYABLE

     On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes are redeemable at Coastal's option, in whole or in part, on or after June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes is payable quarterly. During 1999, Coastal, after receipt of unsolicited offers, repurchased $3.1 million of the Senior Notes outstanding at par.

(8)     FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK

     Coastal is a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate swap agreements and interest rate cap agreements.

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At March 31, 2000, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $42.0 million and $163.2 million, respectively.

     The terms of the interest rate swap agreements outstanding at March 31, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):


                                                                        Fair Value at
                                                       Floating Rate       End of
                       Notional      LIBOR     Fixed         at            Period
Maturity                Amount       Index      Rate   End of Period    (gain (loss))
---------------------  ---------  -----------  ------  --------------  ---------------
At March 31, 2000:
2000                   $   4,800  Three-month  6.170%      6.191%       $       7
2000                       2,205  Three-month  6.000       6.280               11
2003                      17,729  One-month    5.345       5.913              243
2004                       3,821  One-month    5.635       6.004              178
2005                      13,440  Three-month  6.500       6.101               62
                       ---------                                        ----------
                       $  41,995                                        $     501
                       =========                                        ==========

At December 31, 1999:
2000                   $   4,800  Three-month  6.170%      6.140%       $     (70)
2000                       2,240  Three-month  6.000       6.184               10
2003                      19,290  One-month    5.345       6.476              248
2004                       3,842  One-month    5.635       6.463              160
2005                      13,440  Three-month  6.500       6.110              215
                       ---------                                        ----------
                       $  43,612                                        $     563
                       =========                                        ==========

     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 6.09% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 5.92% for the three months ended March 31, 2000. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net reduction in interest expense related to these agreements was $19,000 for the three months ended March 31, 2000 and the net interest expense related to these agreements was approximately $134,000 for the three months ended March 31, 1999. Coastal had pledged approximately $954,000 of mortgage-backed securities to secure interest rate swap agreements at March 31, 2000.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.0% to 9.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $83,000 and $90,000 at March 31, 2000 and December 31, 1999, respectively, with the estimated fair value of the agreements being $474,000 and $750,000 at March 31, 2000 and December 31, 1999, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $6,000 for the three months ended March 31, 2000 and 1999, respectively. No payments were made to Coastal under the interest rate cap agreements during the three months ended March 31, 2000 or 1999.

     Interest rate cap agreements outstanding at March 31, 2000 expire as follows (dollars in thousands):


Year of      Strike Rate    Notional
Expiration      Range        Amount
----------  --------------  ---------
2000        8.50  -  9.50%  $  11,620
2001        7.00  -  9.00      33,968
2002        8.75  -  9.00      18,625
2003        8.00  -  8.50      99,000
                            ---------
                            $ 163,213
                            =========


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

(9)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three- month periods ended March 31, 2000 and 1999 (dollars in thousands, except per share data):


                                                           Three Months Ended
                                                             March 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------

Net income                                              $    4,488  $    2,772
Preferred stock dividends                                      627          --
                                                        ----------  ----------
Net income available to common stockholders             $    3,861  $    2,772
                                                        ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation               6,345,075   6,856,505
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities               130,726     155,166
                                                        ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation             6,475,801   7,011,671
                                                        ==========  ==========
Basic EPS                                               $     0.61  $     0.40
                                                        ==========  ==========
Diluted EPS                                             $     0.60  $     0.40
                                                        ==========  ==========



     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of March 31, 2000 and 1999, Coastal had 1,283,679 and 1,160,679 common shares in treasury, respectfully.

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

     At March 31, 2000, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):


                                                       Minimum For Capital      Well-Capitalized
                                        Actual          Adequacy Purposes         Requirements
                            -----------------------------------------------------------------------
Capital Requirement                Amount     Ratio      Amount     Ratio      Amount      Ratio
--------------------        -----------------------------------------------------------------------
 Tier 1 (core)               $    172,258     5.77%     $119,322     4.00%    $149,153     5.00%
 Tier 1 risk-based                172,258     9.51        72,442     4.00      108,664     6.00
 Total risk-based                 185,152    10.22       144,885     8.00      181,106    10.00


     As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12)     RECENT  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") for one year. Statement 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 generally requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held-to-maturity may be transferred to available-for-sale or trading. Coastal is evaluating the impact, if any, Statement 133 may have on its future consolidated financial statements.

(13)     COASTAL  BANCORP,  INC.  PREFERRED  STOCK

     On May 11, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, at a price of $25 per share to the public ("Bancorp Preferred Stock"). Dividends on the Bancorp Preferred Stock are payable quarterly at the annual rate of $2.28 per share. The preferred stock is callable on May 15, 2003 at Bancorp's option. The $26.0 million net proceeds has been used for repurchases in the open market of Bancorp's outstanding common stock and of Bancorp's outstanding 10% Senior Notes with the remaining being invested on a short-term basis. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends paid on the Bancorp Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------------

Financial  Condition
--------------------

     Total assets increased 5.5% or $162.2 million from December 31, 1999 to March 31, 2000. The net increase resulted primarily from an increase of $166.9 million in loans receivable, in addition to increases of $9.2 million and $8.5 million in federal funds sold and stock in the FHLB, respectively. These increases were only slightly offset by decreases of $11.2 million, $7.7 million and $3.8 million in cash and cash equivalents, mortgage-backed securities held-to-maturity and mortgage-backed securities available-for-sale, respectively. The increase in loans receivable was primarily due to a bulk residential mortgage loan purchase of $225.2 million (net of purchase discount) offset by principal payments received and a decrease of $15.3 million in commercial loans secured by residential mortgage loans held for sale, because of the decreased emphasis on this type of lending. The decrease in mortgaged-backed securities was due to principal payments received.

     Deposits increased $12.2 million or 0.8% from December 31, 1999 to March 31, 2000 and advances from the FHLB increased 13.1% or $143.7 million. Stockholders' equity increased 1.3% or $1.7 million from December 31, 1999 to March 31, 2000 as a result of net income, offset by a $1.9 million increase in accumulated other comprehensive loss and dividends declared.


Results  of  Operations  for  the  Three  Months  Ended  March 31, 2000 and 1999
--------------------------------------------------------------------------------

General
-------

     For the three months ended March 31, 2000, net income was $4.5 million compared to $2.8 million for the three months ended March 31, 1999. The increase was due to a $1.7 million increase in net interest income, a $2.1 million increase in noninterest income, offset by a $1.4 million increase in noninterest expense and a $583,000 increase in the provision for Federal income taxes. The increase in noninterest income was primarily due to a $2.2 million nonrecurring gain recorded on the sale of Coastal's mortgage servicing rights in 2000.

Interest  Income
----------------

     Interest income for the three months ended March 31, 2000 increased $5.4 million or 10.9% from the three months ended March 31, 1999. The increase is due to an increase in average interest-earning assets of $110.8 million and an increase in the average yield of 0.47% to 7.58% for the three months ended March 31, 2000. Interest income on loans receivable increased $7.5 million due to a $296.0 million increase in the average balance and an increase in the average yield from 8.15% for the three months ended March 31, 1999 to 8.47% for the same period in 2000. Interest income on mortgage-backed securities decreased $2.3 million due to a $190.8 million decrease in the average balance, offset somewhat by an increase in the average yield from 5.89% for the three months ended March 31, 1999 to 6.08% for the same period in 2000.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $203,000. Total interest-earning assets for the three months ended March 31, 2000 averaged $2.9 billion as compared to $2.8 billion for the three months ended March 31, 1999.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $34.8 million for the three months ended March 31, 2000, as compared to $31.1 million for the same period in 1999. The increase in interest expense was due to a increase in the average rate paid on interest-bearing liabilities from 4.81% for the three months ended March 31, 1999 to 5.18% for the three months ended March 31, 2000 and a $73.5 million increase in the average balance of interest-bearing liabilities. The 0.37% increase in the average rate paid on interest-bearing liabilities was due primarily to higher wholesale funding costs. The increase in average interest-bearing liabilities consisted primarily of a $240.2 million increase in advances from the FHLB, offset somewhat by a $112.5 million decrease in federal funds purchased and securities sold under agreements to repurchase, a $52.4 million decrease in interest-bearing deposits and a $1.7 million decrease in senior notes payable due to repurchases. The increase in the average balance of advances from the FHLB was primarily due to the additional borrowing in the first quarter of 2000 to finance the $225.2 million loan purchase mentioned earlier.

Net  Interest  Income
---------------------

     Net interest income was $20.1 million for the three months ended March 31, 2000 and $18.4 million for the same period in 1999. Net interest margin ("Margin") was 2.78% for the three months ended March 31, 2000 compared to 2.64% for the three months ended March 31, 1999. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 2.30% for the three months ended March 31, 1999 to 2.40% for the three months ended March 31, 2000. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 2000 and 1999 were 2.68% and 2.55%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the 0.47% increase in the average yield on interest-earning assets, primarily on loans receivable, offset by a 0.37% increase in the average rate paid on interest-bearing liabilities. Average net interest-earning assets increased $37.2 million from the three months ended March 31, 1999 to the three months ended March 31, 2000.

     Management's goal is to achieve a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits. In addition, management intends to gradually increase commercial, financial and industrial loans and noninterest-bearing deposits as a percentage of total assets and deposits respectively.

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $2.4 million for the three months ended March 31, 2000 compared to $2.3 million for the three months ended March 31, 1999. For the remainder of 2000, Coastal's planned quarterly provision is $900,000, although no assurance can be given that provisions in excess of this amount will not be required based on Coastal's then current policy, the composition of the loans receivable portfolio, the existing nonperforming assets, delinquency trends and current economic conditions at the time. The allowance for loan losses as a percentage of total loans was 0.68% at March 31, 2000 and 0.82% at March 31, 1999. Management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its allowance for loan losses as Coastal's loan portfolio diversifies to determine if changes or additions are necessary.

Noninterest  Income
-------------------

     For the three months ended March 31, 2000, noninterest income increased $2.1 million to $4.5 million, compared to $2.4 million for the three months ended March 31, 1999. As mentioned previously, the increase in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the three months ended March 31, 2000. Due to the declining servicing portfolio (with an average loan life of approximately seven years), management decided to take the opportunity to sell Coastal's entire servicing rights portfolio based on the current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. Pursuant to a purchase and sale agreement, Coastal sold its rights to service approximately $391.9 million of mortgage loans for third party investors, primarily the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. As part of this business decision to sell the mortgage servicing rights, management also decided to purchase a $230.6 million ($225.2 million net of the purchase discount) package of single family mortgage loans. This package will not only utilize existing servicing staff once the loan servicing is transferred to Coastal, but will also provide expected net interest income of approximately $750,000 per quarter (or $490,000 net of tax) for the next four quarters. This positive earnings impact offsets the expected ongoing negative impact on earnings of the March 2000 servicing sale (due to the loss of the related loan servicing income). Once the transfer of the servicing to the purchaser has been completed, management expects the sale of the servicing to have an ongoing slightly negative impact on earnings, net of tax of approximately $150,000 per quarter for the next four quarters. In addition to the nonrecurring gain, comparing the first quarter 1999 to the first quarter in 2000, loan fees and service charges on deposit accounts increased $243,000, loan servicing income increased slightly by $67,000 and other noninterest income decreased $396,000.

Noninterest  Expense
--------------------

     For the three months ended March 31, 2000, noninterest expense increased $1.4 million from the three months ended March 31, 1999. The increase was due to a $1.3 million increase in other noninterest expenses primarily because of the reduction of certain accrued liabilities totaling $1.1 million during the first quarter of 1999 and a $354,000 increase in compensation, payroll taxes and other benefits, offset by smaller decreases of $154,000, $40,000 and $27,000 in insurance premiums expense, including deposit insurance premiums, data processing expense and real estate owned expense, respectively.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the three months ended March 31, 2000 was $2.2 million compared to $1.6 million for the three months ended March 31, 1999. The increase was due to the increased income before provision for federal income taxes and minority interest in 2000, somewhat offset by the tax benefit received from the dividends declared on the 9.12% Series A Cumulative Preferred Stock issued in May 1999.

Liquidity  and  Capital  Resources
----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At March 31, 2000, Coastal had binding commitments to originate or purchase loans totaling approximately $109.5 million and had $112.2 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 2000 totaled $963.2 million at March 31, 2000. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

     As of March 31, 2000, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

The  Year  2000
---------------

     Coastal has not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on Coastal's operations or financial results in 2000.

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and warehouse and loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 28, 2000.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 1999. Coastal's principal market risk exposure is to interest rates. See note 8 of the Notes to Consolidated Financial Statements.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     In January 2000, Coastal, through its subsidiary, the Bank, filed a lawsuit against the lead lender on a $25.0 million loan in which the Bank purchased a 40% participation interest. Such lawsuit is described more fully in Coastal's Current Report on Form 8-K filed on January 12, 2000.

     In addition to the above, Coastal is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of Coastal.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

(a)     The  following  exhibits  are  filed  as  part  of  this  report:
        Exhibit  27  -  Financial  Data  Schedule
        Exhibit  99  -  Forward-Looking  Information
(b) Form 8K filed on January 12, 2000 concerning a lawsuit filed by Coastal against the lead lender on a $25.0 million loan in which the Bank purchased a 40% participation interest.
(c) Form 8K filed on February 14, 2000 concerning the declaration by Coastal of a quarterly cash dividend of $0.08 per share on its common stock and the declaration of dividends on Coastal's 9.12% Cumulative Preferred Stock and on the 9.0% Noncumulative Preferred Stock of the Bank.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     5/15/00                           By     /s/  Manuel J. Mehos
           -------                                  --------------------
                                                    Manuel  J.  Mehos
                                                    Chairman  of  the  Board
                                                    Chief  Executive  Officer









Dated:     5/15/00                            By   /s/  Catherine  N. Wylie
           -------                                 --------------------------
                                                   Catherine  N.  Wylie
                                                   Chief  Financial  Officer

                                   Exhibit 27

                             Financial Data Schedule

[ARTICLE] 9
[LEGEND]
This schedule contains summary financial information extracted from the consolidated statement of financial condition, the consolidated statement of income and notes thereto found on pages 1 through 15 of the Company's Form 10-Q for the year-to-date March 31, 2000 and is qualified in its entirety by reference to such financial statements
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                          36,879
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                 9,200
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     95,864
[INVESTMENTS-CARRYING]                         910,549
[INVESTMENTS-MARKET]                           872,229
[LOANS]                                      1,902,021
[ALLOWANCE]                                     12,894
[TOTAL-ASSETS]                               3,110,161
[DEPOSITS]                                   1,636,489
[SHORT-TERM]                                   919,321
[LIABILITIES-OTHER]                             51,051
[LONG-TERM]                                    368,160
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     27,500
[COMMON]                                            76
[OTHER-SE]                                     107,564
[TOTAL-LIABILITIES-AND-EQUITY]               3,110,161
[INTEREST-LOAN]                                 38,506
[INTEREST-INVEST]                               15,433
[INTEREST-OTHER]                                   975
[INTEREST-TOTAL]                                54,914
[INTEREST-DEPOSIT]                              16,533
[INTEREST-EXPENSE]                              34,802
[INTEREST-INCOME-NET]                           20,112
[LOAN-LOSSES]                                    2,400
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                 15,541
[INCOME-PRETAX]                                  6,697
[INCOME-PRE-EXTRAORDINARY]                       4,488
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     4,488
[EPS-BASIC]                                     0.61
[EPS-DILUTED]                                     0.60
[YIELD-ACTUAL]                                       0
[LOANS-NON]                                          0
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                10,493
[CHARGE-OFFS]                                      283
[RECOVERIES]                                       284
[ALLOWANCE-CLOSE]                               12,894
[ALLOWANCE-DOMESTIC]                            12,894
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and warehouse and loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 28, 2000.