Form 10-Q
period 2000-06-30
COASTAL BANCORP INC
filed 2000-08-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  June  30,  2000

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

            COMMON STOCK OUTSTANDING:  5,643,903 AS OF JULY 31, 2000

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------




Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at June 30, 2000
        and December 31, 1999                                                      1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 2000 and 1999                                                     2

        Consolidated Statements of Income for the Three-Month Periods Ended
        June 30, 2000 and 1999                                                     3

        Consolidated Statements of Comprehensive Income for the Six-Month and
        Three-Month Periods Ended June 30, 2000 and 1999                           4

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 2000 and 1999                                               5

        Notes to Consolidated Financial Statements                                 7

        Management's Discussion and Analysis of Financial Condition and Results
Item 2  of Operations                                                             17

Item 3  Quantitative and Qualitative Disclosures About Market Risk                24







PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    24
Item 2  Changes in Securities and Use of Proceeds            24
Item 3  Default upon Senior Securities                       24
Item 4  Submission of Matters to a Vote of Security Holders  24
Item 5  Other Information                                    24
Item 6  Exhibits and Reports on Form 8-K                     24




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                         COASTAL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     June 30,        December 31,
ASSETS                                                                                 2000             1999
---------------------------------------------------------------------               ----------       ------------
                                                                       (Unaudited)
Cash and cash equivalents                                                           $   37,742       $   48,098
Federal funds sold                                                                       1,900               --
Loans receivable (note 4)                                                            1,881,644        1,735,081
Mortgage-backed securities held-to-maturity (fair value of
 $853,528 in 2000 and $899,934 in 1999) (note 3)                                       904,641          917,212
Mortgage-backed securities available-for-sale, at fair value (note 3)                   94,230           99,665
U.S. Treasury securities held-to-maturity                                                  994              299
Accrued interest receivable                                                             17,965           16,150
Property and equipment                                                                  28,742           30,708
Stock in the Federal Home Loan Bank of Dallas (FHLB)                                    67,367           56,753
Goodwill                                                                                26,122           27,636
Mortgage servicing rights (note 4)                                                          --            3,035
Prepaid expenses and other assets                                                       11,938           13,315
                                                                                    ----------       ----------
                                                                                    $3,073,285       $2,947,952
                                                                                    ==========       ==========



     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------


Liabilities:
 Deposits (note 5)                                                $1,616,251   $1,624,289
 Advances from the FHLB (note 6)                                   1,224,948    1,096,931
 Senior notes payable, net (note 7)                                   46,900       46,900
 Advances from borrowers for taxes and insurance                      10,609        3,852
 Other liabilities and accrued expenses                               17,149       13,774
                                                                  -----------  -----------
     Total liabilities                                             2,915,857    2,785,746
                                                                  -----------  -----------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 10)                                           28,750       28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 13):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                        27,500       27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,643,453 and 7,616,227 shares issued
   in 2000 and 1999, respectively                                         76           76
 Additional paid-in capital                                           32,912       32,683
 Retained earnings                                                   103,389       95,508
 Accumulated other comprehensive loss -
   unrealized loss on securities available-for-sale                   (3,854)      (1,848)
 Treasury stock at cost (2,000,000 and 1,283,679 shares in 2000
   and 1999)                                                         (31,345)     (20,463)
                                                                  -----------  -----------
     Total stockholders' equity                                      128,678      133,456
                                                                  -----------  -----------
                                                                  $3,073,285   $2,947,952
                                                                  ===========  ===========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                        -----------------------
                                                                           2000          1999
                                                                        -----------------------
                                                                               (Unaudited)
Interest income:
 Loans receivable                                                   $        81,120     $63,828
 Mortgage-backed securities                                                  31,244      33,489
 FHLB stock, federal funds sold and other interest-earning assets             3,148       1,560
                                                                    ---------------     -------
                                                                            115,512      98,877
                                                                    ---------------     -------

Interest expense:
 Deposits                                                                    33,983      32,878
 Advances from the FHLB                                                      36,489      22,231
 Other borrowed money                                                             1       4,091
 Senior notes payable                                                         2,345       2,414
                                                                    ---------------     -------
                                                                             72,818      61,614
                                                                    ---------------     -------

   Net interest income                                                       42,694      37,263
Provision for loan losses                                                     3,990       3,006
                                                                    ---------------     -------
   Net interest income after provision for loan losses                       38,704      34,257
                                                                    ---------------     -------

Noninterest income:
 Loan fees and service charges on deposit accounts                            4,052       3,724
 Loan servicing income, net                                                     244         286
 Other                                                                          582         843
 Gain on sale of mortgage servicing rights                                    2,172          --
                                                                    ---------------     -------
                                                                              7,050       4,853
                                                                    ---------------     -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                              14,713      14,405
 Office occupancy                                                             5,680       5,639
 Data processing                                                              1,700       1,762
 Amortization of goodwill                                                     1,514       1,514
 Insurance premiums                                                             298         615
 Real estate owned                                                              209         277
 Other                                                                        5,173       4,086
                                                                    ---------------     -------
                                                                             29,287      28,298
                                                                    ---------------     -------

     Income before provision for Federal income taxes and
       minority interest                                                     16,467      10,812

Provision for Federal income taxes                                            5,040       3,399
                                                                    ---------------     -------
     Income before minority interest                                         11,427       7,413
Minority interest - preferred stock dividends of Coastal Banc ssb
   (Series A) (note 10)                                                       1,294       1,294
                                                                    ---------------     -------
     Net income                                                     $        10,133     $ 6,119
                                                                    ===============     =======
     Net income available to common stockholders                    $         8,879     $ 5,789
                                                                    ===============     =======

Basic earnings per share (note 9)                                   $          1.45     $  0.87
                                                                    ===============     =======

Diluted earnings per share (note 9)                                 $             1.42  $  0.85
                                                                    ==================  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                               June 30,
                                                                    -----------------------------
                                                                            2000           1999
                                                                    -----------------------------
                                                                                (Unaudited)

Interest income:
 Loans receivable                                                   $      42,614       $32,824
 Mortgage-backed securities                                                15,811        15,739
 FHLB stock, federal funds sold and other interest-earning assets           2,173           788
                                                                    -------------       -------
                                                                           60,598        49,351
                                                                    -------------       -------

Interest expense:
 Deposits                                                                  17,450        16,068
 Advances from the FHLB                                                    19,394        10,666
 Other borrowed money                                                          --         2,573
 Senior notes payable                                                       1,172         1,197
                                                                    -------------       -------
                                                                           38,016        30,504
                                                                    -------------       -------

   Net interest income                                                     22,582        18,847
Provision for loan losses                                                   1,590           675
                                                                    -------------       -------
   Net interest income after provision for loan losses                     20,992        18,172
                                                                    -------------       -------

Noninterest income:
 Loan fees and service charges on deposit accounts                          1,995         1,910
 Loan servicing income, net                                                    43           152
 Other                                                                        486           351
                                                                    -------------       -------
                                                                            2,524         2,413
                                                                    -------------       -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                             7,244         7,290
 Office occupancy                                                           2,874         2,837
 Data processing                                                              841           863
 Amortization of goodwill                                                     761           761
 Insurance premiums                                                           149           312
 Real estate owned                                                             82           123
 Other                                                                      2,442         2,632
                                                                    -------------       -------
                                                                           14,393        14,818
                                                                    -------------       -------

       Income before provision for Federal income taxes and
         minority interest                                                  9,123         5,767

Provision for Federal income taxes                                          2,831         1,773
                                                                    -------------       -------
     Income before minority interest                                       6,292         3,994
Minority interest - preferred stock dividends of Coastal Banc ssb
   (Series A) (note 10)                                                      647           647
                                                                    ------------       -------
     Net income                                                     $      5,645       $ 3,347
                                                                    ============       =======
     Net income available to common stockholders                    $      5,018       $ 3,017
                                                                    ============       =======

Basic earnings per share (note 9)                                   $       0.84       $  0.47
                                                                    ============       =======

Diluted earnings per share (note 9)                                 $       0.83       $  0.46
                                                                    ============       =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ------------------------
                                                                            2000          1999
                                                                     ----------------  ------
                                                                              (Unaudited)

Net income                                                           $      10,133        $6,119

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                      (2,006)          273
                                                                     --------------       ------

Total comprehensive income                                           $       8,127        $6,392
                                                                     ==============       ======



                                                                           Three Months Ended
                                                                                June 30,
                                                                     -----------------------------
                                                                             2000           1999
                                                                     -----------------------------
                                                                                 (Unaudited)

Net income                                                           $       5,645         $3,347

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                        (108)           (43)
                                                                     --------------        -------

Total comprehensive income                                           $       5,537         $3,304
                                                                     ==============        =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                      ------------------------------
                                                                             2000            1999
                                                                      ------------------  ----------
                                                                                  (Unaudited)

Cash flows from operating activities:
 Net income                                                           $     10,133        $   6,119
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets           4,554            4,928
 Net premium amortization                                                      357              747
 Provision for loan losses                                                   3,990            3,006
 Amortization of goodwill                                                    1,514            1,514
 Originations and purchases of mortgage loans held for sale                 (2,876)          (2,358)
 Sales of mortgage loans for held for sale                                   2,898            1,936
 Stock dividends from the FHLB                                              (3,011)          (1,337)
 Gain on sale of mortgage servicing rights                                  (2,172)              --
 Decrease (increase) in:
   Accrued interest receivable                                              (1,815)              11
   Other, net                                                                5,625             (496)
                                                                      -------------       ----------

   Net cash provided by operating activities                                19,197           14,070
                                                                      -------------       ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                         (1,900)          (2,900)
 Purchases of mortgage-backed securities held-to-maturity                   (2,300)          (3,080)
 Purchase of mortgage-backed securities available-for-sale                      --          (26,489)
 Purchase of U.S. Treasury securities                                         (692)              --
 Principal repayments on mortgage-backed securities held-to-maturity        14,778          179,796
 Principal repayments on mortgage-backed securities
   available-for-sale                                                        2,333           19,406
 Purchases of loans receivable                                            (236,394)        (235,485)
 Net decrease in loans receivable                                           83,842           93,384
 Net purchases of property and equipment                                      (515)          (1,722)
 Purchases of FHLB stock                                                    (7,603)             (10)
 Proceeds from the sale of mortgage servicing rights                         5,001               --
                                                                     --------------       ----------

   Net cash provided (used) by investing activities                       (143,450)          22,900
                                                                     --------------       ----------


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                       --------------------------------
                                                                                  2000           1999
                                                                       --------------------------------
                                                                                   (Unaudited)

Cash flows from financing activities:
 Net decrease in deposits                                              $          (7,972)  $   (80,285)
 Advances from the FHLB                                                        5,467,693     2,763,444
 Principal payments on advances from the FHLB                                 (5,339,676)   (2,743,155)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                       6,400       319,340
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                        (6,400)     (319,340)
 Net increase in advances from borrowers for taxes and insurance                   6,757         4,680
 Proceeds from issuance of preferred stock, net                                       --        26,024
 Exercise of stock options for purchase of common stock, net                         229            54
 Purchase of treasury stock                                                      (10,882)      (12,508)
 Repurchase of senior notes                                                           --        (2,100)
 Dividends paid                                                                   (2,252)       (1,399)
                                                                       ------------------  ------------
   Net cash provided (used) by financing activities                              113,897       (45,245)
                                                                       ------------------  ------------

   Net decrease in cash and cash equivalents                                     (10,356)       (8,275)
 Cash and cash equivalents at beginning of period                                 48,098        45,453
                                                                       ------------------  ------------
 Cash and cash equivalents at end of period                            $          37,742   $    37,178
                                                                       ==================  ============

 Supplemental schedule of cash flows-interest paid                     $          71,907   $    62,969
                                                                       ==================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                    $           1,682   $     2,583
                                                                       ==================  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

16

(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On August 27, 1998, December 21, 1998, February 25, 1999 and April 27, 2000, the Board of Directors authorized four separate repurchase plans each for up to 500,000 shares of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of June 30, 2000, 2,000,000 shares had been repurchased in the open market at an average repurchase price of $15.67 per share for a total cost of $31.3 million. On July 27, 2000, the Board of Directors authorized a fifth repurchase plan for up to an additional 500,000 shares of the outstanding shares of common stock.

(2)     PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. and its wholly-owned subsidiaries, Coastal Banc ssb and its subsidiaries, CoastalBanc Financial Corp. and Coastal Banc Insurance Agency, Inc. (collectively, the "Bank"), and Coastal Banc Capital Corp. (collectively with Coastal Bancorp, Inc. and the Bank, "Coastal"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 2000 were as follows (dollars in thousands):




                                                      Gross       Gross
                                    Amortized    Unrealized   Unrealized      Fair
                                       Cost          Gains       Losses       Value
                                    ---------    -----------  ----------     ------
Held-to-maturity:
 REMICS - Agency                   $   653,445     $  858     $ (37,945)    $ 616,358
 REMICS - Non-agency                   174,248         --       (11,372)      162,876
 FNMA certificates                      53,016         15        (2,360)       50,671
 GNMA certificates                      16,939         --           (92)       16,847
 Non-agency securities                   6,993          3          (220)        6,776
                                   -----------     ------     ----------    ---------
                                   $   904,641     $  876     $ (51,989)    $ 853,528
                                   ===========     ======     ==========    =========

Available-for-sale:
 REMICS - Agency                   $    77,347     $   --     $  (5,694)    $  71,653
 REMICS - Non-agency                       210         13            --           223
 GNMA certificates                      22,602         --          (248)       22,354
                                   -----------     ------     ----------    ---------
                                   $   100,159     $   13     $  (5,942)    $  94,230
                                   ===========     ======     ==========    =========

     Mortgage-backed securities at December 31, 1999 were as follows (dollars in thousands):

                                                     Gross         Gross
                                   Amortized    Unrealized     Unrealized     Fair
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
                                 ===========      =======     ==========    =========



(4)     LOANS  RECEIVABLE

     Loans receivable at June 30, 2000 and December 31, 1999 were as follows (dollars in thousands):




                                                    June 30, 2000               December 31, 1999
                                                   ---------------              -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $      995,312                      $  836,005
 Commercial                                               314,922                         314,292
 Multifamily                                              202,432                         163,059
 Residential construction                                 151,828                         136,675
 Acquisition and development                               97,208                         103,357
 Commercial construction                                   77,051                          65,934
Commercial loans, secured by residential mortgage
 loans held for sale                                       13,933                          60,372
Commercial, financial and industrial                       95,885                         100,195
Loans secured by savings deposits                          13,707                          13,094
Consumer and other loans                                   59,002                          63,383
                                                   ---------------                     -----------
                                                        2,021,280                       1,856,366
Loans in process                                         (117,551)                       (108,561)
Allowance for loan losses                                 (13,782)                        (10,493)
Unearned interest and loan fees                            (3,654)                         (2,947)
(Discount) premium to record purchased loans, net          (4,649)                            716
                                                   ---------------                     -----------

                                                   $    1,881,644                      $1,735,081
                                                   ===============                     ===========

Weighted average yield                                       8.91%                           8.67%
                                                   ===============                     ===========

     At June 30, 2000, Coastal had outstanding commitments to originate or purchase $107.0 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $86.7 million. In addition, at June 30, 2000, Coastal had $6.4 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At June 30, 2000 and December 31, 1999, the carrying value of loans that were considered to be impaired totaled approximately $4.2 million and $2.0 million, respectively and the related allowance for loan losses on those impaired loans totaled $1.0 million and $778,000 at June 30, 2000 and December 31, 1999, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2000 and 1999 was $3.0 million and $10.6 million, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 2000 and 1999 is as follows (in thousands):


                                                  Six Months Ended June 30,
                                                   ------------------------
                                                           2000      1999
                                                         --------  --------
Balance, beginning of period                             $10,493   $11,358
Provision for loan losses                                  3,990     3,006
Charge-offs                                               (1,012)   (1,107)
Recoveries                                                   311       127
                                                         --------  --------

Balance, end of period                                   $13,782   $13,384
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

Effective December 31, 1998, Coastal placed this loan on nonaccrual and had allocated $1.5 million of the general allowance to this loan. During 1999, based on updated information received, management made the decision to provide for and charge-off the remaining balance of the loan. Throughout 1999, Coastal worked with the Lead Lender and the bankruptcy trustee to determine the value of and sell the underlying collateral. As of December 31, 1999, Coastal had received only $1.1 million in proceeds from the collateral on the MCA loan. In addition, on January 12, 2000, Coastal filed a lawsuit against the Lead Lender in the participation seeking to recover losses incurred as a result of actions or omissions of the Lead Lender related to the loan to MCA. Due to the uncertainty of the value of the remaining collateral, its marketability and the timing of recovery, if any, from the lawsuit, Coastal charged-off the remaining $8.9 million balance of this loan in 1999. Coastal will continue to work with the Lead Lender and the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. During the three months ended March 31, 2000, Coastal received $180,000 in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses during the period. No proceeds were received during the three months ended June 30, 2000.

     Effective March 31, 2000, Coastal sold its mortgage servicing rights portfolio and recorded a nonrecurring gain of $2.2 million pursuant to a purchase and sale agreement, Coastal sold its rights to service approximately $389.1 million of mortgage loans for third party investors. Coastal will continue to service the loans in its own loans receivable portfolio.

(5)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at June 30, 2000 and December 31, 1999, are summarized as follows (dollars in thousands):


                                 Stated Rate                         June 30, 2000   December 31, 1999
                                --------------                       -------------  -------------------
Noninterest-bearing checking             0.00%                 $           82,859   $   97,146
Interest-bearing checking       0.75  -  2.00                              58,556       65,229
Savings accounts                1.49  -  3.00                              46,698       46,011
Money market demand accounts    0.00  -  6.31                             341,262      331,082
                                                               -------------------  -----------

                                                                          529,375      539,468
                                                               -------------------  -----------

Certificate accounts            2.00  -  2.99                                 246          461
                                3.00  -  3.99                               1,872       23,288
                                4.00  -  4.99                             133,758      446,746
                                5.00  -  5.99                             563,213      543,980
                                6.00  -  6.99                             385,230       62,363
                                7.00  -  7.99                               2,229        7,580
                                8.00  -  8.99                                 106          103
                                9.00  -  9.99                                  99           99
                                over  10.00                                    --           12
                                                               -------------------  -----------
                                                                        1,086,753    1,084,632
                                                               -------------------  -----------

Premium on purchased deposits                                                 123          189
                                                               -------------------  -----------

                                                               $        1,616,251   $1,624,289
                                                               ===================  ===========

Weighted average interest rate                                               4.42%        3.96%
                                                               ===================  ===========




     The scheduled maturities of certificate accounts outstanding at June 30, 2000 were as follows (dollars in thousands):

                  June 30, 2000
                  --------------
 0 to 12 months   $      955,275
 13 to 24 months         103,074
 25 to 36 months          15,561
 37 to 48 months           7,361
 49 to 60 months           5,220
 Over 60 months              262
                  --------------
                  $    1,086,753
                  ==============



(6)     ADVANCES  FROM  THE  FHLB

     The weighted average interest rates on advances from the FHLB at June 30, 2000 and December 31, 1999 were 6.63% and 5.72%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at June 30, 2000 are summarized as follows (dollars in thousands):


                                            Weighted Average
Due during the year ending December 31,       Interest Rate            Amount
---------------------------------------    -----------------           ------
2000                                                 6.71%          $  870,024
2001                                                 6.23               38,934
2002                                                 6.47              279,451
2003                                                 6.98                5,781
2004                                                 5.80                5,364
2005                                                 6.44                  289
2006                                                 6.86                3,258
2007                                                 6.72                1,190
2008                                                 5.61                1,874
2009                                                 8.11                4,130
2010                                                 6.85                  862
2011                                                 6.61                1,330
2012                                                 5.68                  217
2013                                                 5.75                7,708
2014                                                 5.43                2,946
2018                                                 5.05                1,590
                                         -----------------          ----------

                                                     6.63%          $1,224,948
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

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At June 30, 2000, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $40.3 million and $158.6 million, respectively.

     The terms of the interest rate swap agreements outstanding at June 30, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):




                                                                        Fair Value at
                                                       Floating Rate       End of
                       Notional      LIBOR     Fixed         at            Period
Maturity                Amount       Index      Rate   End of Period    (gain (loss))
---------------------  ---------  -----------  ------  --------------  ---------------
At June 30, 2000:
2000. . . . . . . . .  $   4,800  Three-month  6.170%          6.191%  $          (66)
2000. . . . . . . . .      2,205  Three-month  6.000           6.280               10
2003. . . . . . . . .     16,073  One-month    5.345           6.198              214
2004. . . . . . . . .      3,801  One-month    5.635           6.523              166
2005. . . . . . . . .     13,440  Three-month  6.500           6.101              272
                       ---------                                       ---------------
                       $  40,319                                       $          596
                       =========                                       ===============

At December 31, 1999:
2000. . . . . . . . .  $   4,800  Three-month  6.170%          6.140%  $          (70)
2000. . . . . . . . .      2,240  Three-month  6.000           6.184               10
2003. . . . . . . . .     19,290  One-month    5.345           6.476              248
2004. . . . . . . . .      3,842  One-month    5.635           6.463              160
2005. . . . . . . . .     13,440  Three-month  6.500           6.110              215
                       ---------                                       ---------------
                       $  43,612                                       $          563
                       =========                                       ===============




     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 6.24% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 5.93% for the six months ended June 30, 2000. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net reduction in interest expense related to these agreements was $66,000 for the six months ended June 30, 2000 and the net interest expense related to these agreements was approximately $310,000 for the six months ended June 30, 1999. Coastal had pledged approximately $932,000 of mortgage-backed securities to secure interest rate swap agreements at June 30, 2000.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.0% to 9.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $77,000 and $90,000 at June 30, 2000 and December 31, 1999, respectively, with the estimated fair value of the agreements being $251,000 and $750,000 at June 30, 2000 and December 31, 1999, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $13,000 for the six months ended June 30, 2000 and 1999. No payments were made to Coastal under the interest rate cap agreements during the six months ended June 30, 2000 or 1999.

     Interest rate cap agreements outstanding at June 30, 2000 expire as follows (dollars in thousands):




Year of      Strike Rate    Notional
Expiration      Range        Amount
----------  --------------  ---------
2000                 9.50%  $   3,000
2001        7.00  -  9.00      33,697
2002        8.75  -  9.00      18,625
2003        8.00  -  9.00     103,300
                            ---------
                            $ 158,622
                            =========



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

(9)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the six-and three-month periods ended June 30, 2000 and 1999 (dollars in thousands, except per share data):




                                                                    Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                      2000         1999
                                                                -----------  -----------

Net income                                                      $   10,133   $    6,119
Preferred stock dividends                                           (1,254)        (330)
                                                                -----------  -----------
Net income available to common stockholders                     $    8,879   $    5,789
                                                                ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                       6,139,175    6,650,424
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                       108,624      153,238
                                                                -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                     6,247,799    6,803,662
                                                                ===========  ===========
Basic EPS                                                       $     1.45   $     0.87
                                                                ===========  ===========
Diluted EPS                                                     $     1.42   $     0.85
                                                                ===========  ===========







                                                                 Three Months Ended
                                                                    June 30,
                                                                 -------------------------
                                                                        2000         1999
                                                                  -----------  -----------

Net income                                                        $    5,645   $    3,347
Preferred stock dividends                                               (627)        (330)
                                                                  -----------  -----------
Net income available to common stockholders                       $    5,018   $    3,017
                                                                  ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,989,330    6,384,779
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                          89,880      150,981
                                                                  -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,079,210    6,535,760
                                                                  ===========  ===========
Basic EPS                                                         $     0.84   $     0.47
                                                                  ===========  ===========
Diluted EPS                                                       $     0.83   $     0.46
                                                                  ===========  ===========



     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of June 30, 2000 and 1999, Coastal had 2,000,000 and 1,272,679 common shares in treasury, respectively.

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

     At June 30, 2000, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):


                                                       Minimum For Capital      Well-Capitalized
                                        Actual          Adequacy Purposes         Requirements
                            -----------------------------------------------------------------------
Capital Requirement                Amount     Ratio      Amount     Ratio      Amount      Ratio
--------------------        -----------------------------------------------------------------------

 Tier 1 (core)              $     177,481      5.78%    $122,755     4.00%    $153,444     5.00%
 Tier 1 risk-based                177,481      9.89       71,761     4.00      107,641     6.00
 Total risk-based                 191,263     10.66      143,522     8.00      179,402    10.00



     As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12)     RECENT  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") for one year. Statement 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 generally requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held-to-maturity may be transferred to available-for-sale or trading. In June 2000, FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("Statement 138") was issued. Statement 138 adds to the guidance related to accounting for derivative instruments and hedging activities. Statement 133, as amended by Statement 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. Coastal is evaluating the impact, if any, Statement 133, as amended, may have on its future consolidated financial statements.

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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

Financial  Condition
--------------------

     Total assets increased 4.3% or $125.3 million from December 31, 1999 to June 30, 2000. The net increase resulted primarily from an increase of $146.6 million in loans receivable, in addition to an increase of $10.6 million in stock in the FHLB. These increases were only slightly offset by decreases of $10.4 million, $12.6 million and $5.4 million in cash and cash equivalents, mortgage-backed securities held-to-maturity and mortgage-backed securities available-for-sale, respectively. The increase in loans receivable was primarily due to a bulk residential mortgage loan purchase during the first quarter of 2000 of $225.2 million (net of purchase discount) offset by principal payments received and a decrease of $46.4 million in commercial loans secured by residential mortgage loans held for sale, because of the decreased emphasis on this type of lending. The decrease in mortgaged-backed securities was due to principal payments received.

     Deposits decreased $8.0 million or 0.5% from December 31, 1999 to June 30, 2000 and advances from the FHLB increased 11.7% or $128.0 million. Stockholders' equity decreased 3.6% or $4.8 million from December 31, 1999 to June 30, 2000 as a result of net income, offset by additional treasury stock acquired of $10.9 million, a $2.0 million increase in accumulated other comprehensive loss and dividends declared.


Results  of  Operations  for  the  Six  Months  Ended  June  30,  2000  and 1999
--------------------------------------------------------------------------------

     General
     -------

     For the six months ended June 30, 2000, net income was $10.1 million compared to $6.1 million for the six months ended June 30, 1999. The increase in net income for the six months ended June 30, 2000 was comprised of the following: a $5.4 million increase in net interest income and a $2.2 million increase in noninterest income, which was partially offset by a $984,000 increase in the provision for loan losses, a $989,000 increase in noninterest expense and a $1.6 million increase in the provision for Federal income taxes. The increase in net interest income was due primarily to the increase in net interest margin from 2.67% for the six months ended June 30, 1999 to 2.90% for the same period in 2000, which includes the FHLB special dividend as described below. The increase in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000, as discussed below. The increase in noninterest expense was primarily because of the reversal of certain accrued liabilities totaling $1.1 million during the first quarter of 1999 and a $308,000 increase in compensation, payroll taxes and other benefits, which was somewhat offset by a decrease of $317,000 in insurance premiums expense, primarily due to a decrease in deposit insurance rates, in addition to small changes in other expense categories.

     Interest  Income
     ----------------

     Interest income for the six months ended June 30, 2000 increased $16.6 million or 16.8% from the six months ended June 30, 1999. The increase was due to an increase in average interest-earning assets of $155.2 million and an increase in the average yield from 7.09% for the six months ended June 30, 1999 to 7.84% (which includes the FHLB special dividend as described below) for the six months ended June 30, 2000. Interest income on loans receivable increased $17.3 million due to a $293.1 million increase in the average balance and an increase in the average yield from 8.12% for the six months ended June 30, 1999 to 8.70% for the same period in 2000. Interest income on mortgage-backed securities decreased $2.2 million, or 6.7%, due to a $145.8 million decrease in the average balance offset by an increase in the average yield from 5.79% for the six months ended June 30, 1999 to 6.18% for the same period in 2000.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $1.6 million during the six months ended June 30, 2000, as compared to the same period in 1999. The majority of this increase was due to a special dividend recorded in the second quarter of 2000. The dividend was declared by the Federal Home Loan Bank of Dallas ("FHLB") equal to 1.625% of each members' FHLB stock held as of March 31, 2000 (the "special dividend"). The special dividend amounted to $1.1 million for Coastal and was paid in the form of FHLB stock on April 28, 2000.

     The average yield on Coastal's interest-earning assets was 7.77% without the special dividend for the six months ended June 30, 2000. Total interest-earning assets for the six months ended June 30, 2000 averaged $2.9 billion compared to $2.8 billion for the six months ended June 30, 1999.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $72.8 million for the six months ended June 30, 2000, as compared to $61.6 million for the same period in 1999, which represents an increase of $11.2 million, or 18.2%. The increase in interest expense was due to an increase in the average rate paid on interest-bearing liabilities from 4.75% for the six months ended June 30, 1999 to 5.35% for the six months ended June 30, 2000 and a $127.3 million increase in the average balance of interest-bearing liabilities. The 0.60% increase in the average rate paid on interest-bearing liabilities was primarily due to higher wholesale funding costs. The increase in average interest-bearing liabilities consisted primarily of a $320.6 million increase in advances from the FHLB, which was partially offset by decreases of $153.4 million in securities sold under agreements to repurchase, $38.5 million in interest-bearing deposits and $1.4 million in senior notes payable due to repurchases.

     Net  Interest  Income
     ---------------------

     Net interest income was $42.7 million for the six months ended June 30, 2000 and $37.3 million for the same period in 1999. Net interest margin ("Margin") was 2.90% (2.83% without the special dividend) for the six months ended June 30, 2000 compared to 2.67% for the six months ended June 30, 1999. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased from 2.34% for the six months ended June 30, 1999 to 2.49% (2.42% without the special dividend) for the six months ended June 30, 2000. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the six months ended June 30, 2000 and 1999 were 2.76% (2.69% without the special dividend) and 2.59%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the 0.75% (0.68% without the special dividend) increase in the average yield on interest-earning assets. This increase in the average yield on interest-earning assets was somewhat offset by a 0.60% increase in the average rate on interest-bearing liabilities. Average net interest-earning assets increased $27.9 million from the six months ended June 30, 1999 to the six months ended June 30, 2000.

     Management's goal is to achieve a more desirable asset/liability composition which is less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits. In addition, management intends to gradually increase the amount of generally higher yielding commercial, financial and industrial loans and noninterest-bearing deposits as a percentage of total assets and deposits, respectively.

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $4.0 million for the six months ended June 30, 2000 compared to $3.0 million for the six months ended June 30, 1999. The increase in the provision for loan losses was primarily due Coastal's continuing focus on more commercial type loans and Coastal's plan to continue to build the allowance for loan losses to a benchmark of approximately 100% of nonperforming loans. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing. At June 30, 2000, Coastal had nonperforming loans totaling $19.2 million, of which $3.0 million were greater than 90 days delinquent and still accruing interest. Of these nonperforming loans, $13.4 million, or 69.6%, were first lien residential (single family) mortgage loans, $2.2 million were commercial real estate loans, $2.2 million were commercial, financial and industrial loans, with the balance in the residential construction, multifamily mortgage and consumer and other categories. At June 30, 2000, 82% of the nonperforming first lien residential mortgage loans were purchased and 18% were originated, compared to 85% of the total first lien residential mortgage loan portfolio being purchased and 15% originated. At June 30, 2000, the allowance for loan losses as a percentage of nonperforming loans was 71.7% compared to 61.3% at December 31, 1999.

     Although no assurance can be given, management believes that the allowance for loan losses at June 30, 2000 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the six months ended June 30, 2000, noninterest income increased $2.2 million to $7.1 million, compared to $4.9 million for the six months ended June 30, 1999. As mentioned previously, the increase in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000. Due to the declining servicing portfolio (with an average loan life of approximately seven years), management decided to take the opportunity to sell Coastal's rights to service $389.1 million of loans for third party investors, which comprised Coastal's entire portfolio of loans serviced for others, based on the current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. As part of the decision to sell Coastal's mortgage servicing rights, management also decided to purchase a $230.6 million ($225.2 million net of the purchase discount) package of single family mortgage loans, which is expected to provide net interest income of approximately $750,000 per quarter (or $490,000 net of tax) for the first year. This estimated positive earnings impact is expected to substantially offset the expected ongoing negative impact on earnings of the March 2000 servicing sale (due to the loss of the related loan servicing income). Management expects the sale of the servicing to have an ongoing slightly negative impact on earnings, net of tax, of approximately $150,000 per quarter for the first year.

     In addition to the nonrecurring gain, comparing the first six months of 2000 to the first six months of 1999, loan fees and service charges on deposit accounts increased $328,000 and other noninterest income decreased $261,000.

     Noninterest  Expense
     --------------------

     For the six months ended June 30, 2000, noninterest expense increased $989,000 from the six months ended June 30, 1999. The increase was due to a $1.1 million increase in other noninterest expenses primarily because of the reduction of certain accrued liabilities totaling $1.1 million during the first quarter of 1999. Other changes included an increase in compensation, payroll taxes and other benefits of $308,000 and a decrease of $317,000 in insurance premiums. The decrease in insurance premiums was primarily due to a decrease in deposit insurance rates.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for federal income taxes for the six months ended June 30, 2000 was $5.0 million compared to the provision for federal income taxes for the six months ended June 30, 1999 of $3.4 million. The increase was due to the increased income before provision for Federal income taxes and minority interest in 2000, with the effective tax rate for both periods being approximately 31%.


Results  of  Operations  for  the  Three  Months  Ended  June  30, 2000 and 1999
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended June 30, 2000, net income was $5.6 million compared to $3.3 million for the three months ended June 30, 1999. The increase was due to a $3.7 million increase in net interest income, a $111,000 increase in noninterest income and a $425,000 decrease in noninterest expense, which were partially offset by a $915,000 increase in the provision for loan losses and a $1.1 million increase in the provision for Federal income taxes.

     Interest  Income
     ----------------

     Interest income for the three months ended June 30, 2000 increased $11.2 million or 22.8% from the three months ended June 30, 1999. The increase was due to an increase in average interest-earning assets of $199.6 million and an increase in the average yield of 1.03% to 8.10% (or an increase of 0.89% to 7.96% without the special dividend) for the three months ended June 30, 2000. Interest income on loans receivable increased $9.8 million due to a $290.7 million increase in the average balance and an increase in the average yield from 8.09% for the three months ended June 30, 1999 to 8.91% for the same period in 2000. Interest income on mortgage-backed securities increased $72,000 due to an increase in the average yield from 5.68% for the three months ended June 30, 1999 to 6.27% for the same period in 2000.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $1.4 million. The majority of the increase was due to the special dividend received from the FHLB, as described above, during the second quarter of 2000, which amounted to $1.1 million. The remainder of the increase was due primarily to the increase in the average balance of other interest-earning assets of $10.3 million. Total interest-earning assets for the three months ended June 30, 2000 averaged $3.0 billion as compared to $2.8 billion for the three months ended June 30, 1999.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $38.0 million for the three months ended June 30, 2000, as compared to $30.5 million for the same period in 1999. The increase in interest expense was due to an increase in the average rate paid on interest-bearing liabilities from 4.71% for the three months ended June 30, 1999 to 5.48% for the three months ended June 30, 2000 and a $180.9 million increase in the average balance of interest-bearing liabilities. The 0.77% increase in the average rate paid on interest-bearing liabilities was due primarily to higher market and wholesale funding costs. The increase in average interest-bearing liabilities consisted primarily of a $400.6 million increase in advances from the FHLB, offset somewhat by a $193.8 million decrease in federal funds purchased and securities sold under agreements to repurchase, a $24.8 million decrease in interest-bearing deposits and a $1.0 million decrease in senior notes payable due to repurchases. The increase in the average balance of advances from the FHLB was primarily due to the additional borrowing during the first six months of 2000 to finance the loan purchase mentioned earlier.

     Net  Interest  Income
     ---------------------

     Net interest income was $22.6 million for the three months ended June 30, 2000 and $18.8 million for the same period in 1999. The increase in net interest income was primarily due to the increase in Margin from 2.70% for the three months ended June 30, 1999 to 3.02% for the three months ended June 30, 2000. A portion of this increase in net interest income, and therefore Margin, was due to a special dividend declared by the FHLB equal to 1.625% of each members' FHLB stock held as of March 31, 2000, as discussed above. Without the special dividend, Margin was 2.88% for the three months ended June 30, 2000. Spread increased from 2.36% for the three months ended June 30, 1999 to 2.62% (2.48% without the special dividend) for the three months ended June 30, 2000. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended June 30, 2000 and 1999 were 2.90% (2.76% without the special dividend) and 2.62%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increases in Margin and Spread were primarily due to the 1.03% (0.89% without the special dividend) increase in the average yield on interest-earning assets, primarily on loans receivable, which was partially offset by a 0.77% increase in the average rate paid on interest-bearing liabilities. Average net interest-earning assets increased $18.7 million from the three months ended June 30, 1999 to the three months ended June 30, 2000.

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $1.6 million for the three months ended June 30, 2000 compared to $675,000 for the three months ended June 30, 1999. The increased provision was primarily due to Coastal's continuing focus on more commercial type loans and Coastal's plan to continue to build the allowance for loan losses to a benchmark of approximately 100% of nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 71.7% at June 30, 2000 and 61.3% at December 31, 1999. Management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its allowance for loan losses as Coastal's loan portfolio diversifies to determine if changes or additions are necessary.

     Noninterest  Income
     -------------------

     For the three months ended June 30, 2000, noninterest income increased slightly by $111,000 to $2.5 million, compared to $2.4 million for the three months ended June 30, 1999. The increase consisted of an $85,000 increase in loan fees and service charges on deposit accounts and a $135,000 increase in other noninterest income, somewhat offset by the $109,000 decrease in loan servicing income due to the sale of the mortgage servicing portfolio in the first quarter of 2000.

     Noninterest  Expense
     --------------------

     For the three months ended June 30, 2000, noninterest expense decreased $425,000 from the three months ended June 30, 1999. The decrease was due primarily to decreases of $163,000 and $190,000 in insurance premiums expense, including deposit insurance premiums and other noninterest expense, respectively.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the three months ended June 30, 2000 was $2.8 million compared to $1.8 million for the three months ended June 30, 1999. The increase was due to the increased income before provision for federal income taxes and minority interest in 2000, with the effective tax rate for both periods being approximately 31%.

Liquidity  and  Capital  Resources
----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At June 30, 2000, Coastal had binding commitments to originate or purchase loans totaling approximately $107.0 million and had $117.6 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2000 totaled $955.3 million at June 30, 2000. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

As of June 30, 2000, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

The  Year  2000
---------------

Coastal has not experienced any significant disruptions to its financial or operating activities resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on Coastal's operations or financial results in 2000.

Forward-Looking  Information
----------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting
Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Coastal's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and warehouse and loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 28, 2000.

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

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------

     Not  applicable.

Item  3.     Default  Upon  Senior  Securities
             ---------------------------------

     Not  applicable.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

     On April 27, 2000, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the Company), the stockholders voted upon and approved the election of two directors and the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. With respect to such matters, the results of the votes were as follows:

     1)     Election  of  directors:



                 Number of Votes
                 ---------------
                    In favor      Withheld
                                  --------
Manuel J. Mehos        4,996,619   439,427
James C. Niver         4,996,619   439,427




     2) Ratification of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000:



Number of votes in favor:    4,801,132
Number of votes against:        80,966
Number of votes abstaining:      2,020



Item  5.     Other  Information
             ------------------

NOT  APPLICABLE.


Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

     (a) Exhibit 27 - Financial Data Schedule is filed as a part of this report.
(b) Form 8K filed on May 8, 2000 concerning the announcement that Coastal completed the repurchase of an additional 500,000 shares of its common stock under the February 25, 1999 stock repurchase plan.
     Form 8K filed on June 20, 2000 concerning the announcement that Coastal completed the repurchase of an additional 500,000 shares of its common stock under the April 27, 2000 stock repurchase plan.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     8/14/00                      By     /s/  Catherine  N. Wylie
           -------                            --------------------------
                                             Catherine  N.  Wylie
                                             Chief  Financial  Officer









Dated:     8/14/00                      By     /s/  Gary R. Garrett
           -------                            --------------------------
                                             Gary R. Garrett
                                             Chief  Lending  Officer

                                   Exhibit 27

                             Financial Data Schedule


[ARTICLE] 9
[LEGEND]
This schedule contains summary financial information extracted from the consolidated statement of financial condition, the consolidated statement of income and notes thereto found on pages 1 through 15 of the Company's Form 10-Q for the year-to-date June 30, 2000 and is qualified in its entirety by reference to such financial statements
[/LEGEND]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                          37,742
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                 1,900
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     94,230
[INVESTMENTS-CARRYING]                         905,635
[INVESTMENTS-MARKET]                           854,522
[LOANS]                                      1,881,644
[ALLOWANCE]                                     13,782
[TOTAL-ASSETS]                               3,073,285
[DEPOSITS]                                   1,616,251
[SHORT-TERM]                                   903,690
[LIABILITIES-OTHER]                             56,508
[LONG-TERM]                                    368,158
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     27,500
[COMMON]                                            76
[OTHER-SE]                                     101,102
[TOTAL-LIABILITIES-AND-EQUITY]               3,073,285
[INTEREST-LOAN]                                 81,120
[INTEREST-INVEST]                               31,244
[INTEREST-OTHER]                                 3,148
[INTEREST-TOTAL]                               115,512
[INTEREST-DEPOSIT]                              33,983
[INTEREST-EXPENSE]                              72,818
[INTEREST-INCOME-NET]                           42,694
[LOAN-LOSSES]                                    3,990
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                 30,581
[INCOME-PRETAX]                                 15,173
[INCOME-PRE-EXTRAORDINARY]                      10,133
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    10,133
[EPS-BASIC]                                     1.45
[EPS-DILUTED]                                     1.42
[YIELD-ACTUAL]                                       0
[LOANS-NON]                                          0
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                10,493
[CHARGE-OFFS]                                    1,012
[RECOVERIES]                                       311
[ALLOWANCE-CLOSE]                               13,782
[ALLOWANCE-DOMESTIC]                            13,782
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0