Form 10-Q
period 2000-09-30
COASTAL BANCORP INC
filed 2000-11-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  September  30,  2000

          [    ]     Transition  Report  Pursuant  to  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Transition  Period  from  _________  to  _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


                Texas                      76-0428727
         ---------------------          --------------------
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

           COMMON STOCK OUTSTANDING:  5,676,783 AS OF OCTOBER 31, 2000

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------


Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at September 30, 2000
        and December 31, 1999                                                      1

        Consolidated Statements of Income for the Nine-Month Periods Ended
        September 30, 2000 and 1999                                                2

        Consolidated Statements of Income for the Three-Month Periods Ended
        September 30, 2000 and 1999                                                3

        Consolidated Statements of Comprehensive Income for the Nine-Month and
        Three-Month Periods Ended September 30, 2000 and 1999                      4

        Consolidated Statements of Cash Flows for the Nine-Month Periods
        Ended September 30, 2000 and 1999                                          5

        Notes to Consolidated Financial Statements                                 7

        Management's Discussion and Analysis of Financial Condition and Results
Item 2  of Operations                                                             17

Item 3  Quantitative and Qualitative Disclosures About Market Risk                23







PART  II.     OTHER  INFORMATION
---------     ------------------


Item 1  Legal Proceedings                                    24
Item 2  Changes in Securities and Use of Proceeds            24
Item 3  Default upon Senior Securities                       24
Item 4  Submission of Matters to a Vote of Security Holders  24
Item 5  Other Information                                    24
Item 6  Exhibits and Reports on Form 8-K                     24




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                           COASTAL BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              September 30,       December 31,
ASSETS                                                                            2000               1999
---------------------------------------------------------------------       ---------------     ----------------
                                                                               (Unaudited)
Cash and cash equivalents                                                   $       32,963       $       48,098
Federal funds sold                                                                  10,000                   --
Loans receivable (note 4)                                                        1,881,763            1,735,081
Mortgage-backed securities held-to-maturity (fair value of
 $844,174 in 2000 and $899,934 in 1999) (note 3)                                   891,967              917,212
Mortgage-backed securities available-for-sale, at fair value (note 3)               93,729               99,665
U.S. Treasury securities held-to-maturity                                              995                  299
Accrued interest receivable                                                         18,294               16,150
Property and equipment                                                              28,628               30,708
Stock in the Federal Home Loan Bank of Dallas (FHLB)                                29,470               56,753
Goodwill                                                                            25,360               27,636
Mortgage servicing rights (note 4)                                                      --                3,035
Prepaid expenses and other assets                                                   11,453               13,315
                                                                            --------------       --------------
                                                                            $    3,024,622       $    2,947,952
                                                                            ==============       ==============


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

Liabilities:
 Deposits (note 5)                                                          $    1,649,027       $    1,624,289
 Advances from the FHLB (note 6)                                                   558,220            1,096,931
 Securities sold under agreements to repurchase and federal
   funds purchased                                                                 579,371                   --
 Senior notes payable, net (note 7)                                                 46,900               46,900
 Advances from borrowers for taxes and insurance                                    13,167                3,852
 Other liabilities and accrued expenses                                             16,395               13,774
                                                                            --------------        --------------
     Total liabilities                                                           2,863,080            2,785,746
                                                                            --------------        --------------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 10)                                                         28,750               28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 13):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                                      27,500               27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,648,503 and 7,616,227 shares issued
   in 2000 and 1999                                                                     76                   76
 Additional paid-in capital                                                         32,956               32,683
 Retained earnings                                                                 106,928               95,508
 Accumulated other comprehensive loss -
   unrealized loss on securities available-for-sale                                 (3,323)              (1,848)
 Treasury stock at cost (2,000,000 and 1,283,679 shares in 2000
   and 1999)                                                                       (31,345)             (20,463)
                                                                            --------------       --------------
     Total stockholders' equity                                                    132,792              133,456
                                                                            --------------       --------------
                                                                            $    3,024,622       $    2,947,952
                                                                            ==============       ==============



See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                           2000            1999
                                                                       ------------    ----------
                                                                               (Unaudited)
Interest income:
 Loans receivable                                                       $  124,319      $  98,766
 Mortgage-backed securities                                                 47,642         48,633
 FHLB stock, federal funds sold and other interest-earning assets            4,306          2,348
                                                                       ------------    ----------
                                                                           176,267        149,747
                                                                       ------------    ----------

Interest expense:
 Deposits                                                                   53,005         48,637
 Advances from the FHLB                                                     49,383         35,204
 Other borrowed money                                                        7,045          5,482
 Senior notes payable                                                        3,517          3,600
                                                                       ------------    ----------
                                                                           112,950         92,923
                                                                       ------------    ----------

   Net interest income                                                      63,317         56,824
Provision for loan losses                                                    4,890          4,366
                                                                       ------------    ----------
   Net interest income after provision for loan losses                      58,427         52,458
                                                                       ------------    ----------

Noninterest income:
 Loan fees and service charges on deposit accounts                           6,022          5,755
 Loan servicing income, net                                                    244            470
 Other                                                                         977          1,198
 Gain on sale of mortgage servicing rights                                   2,172             --
                                                                       ------------    ----------
                                                                             9,415          7,423
                                                                       ------------    ----------

Noninterest expense:
 Compensation, payroll taxes and other benefits                             21,973         21,682
 Office occupancy                                                            8,502          8,495
 Data processing                                                             2,512          2,550
 Amortization of goodwill                                                    2,276          2,282
 Insurance premiums                                                            447            907
 Real estate owned                                                             347            333
 Other                                                                       7,603          6,585
                                                                       ------------    ----------
                                                                            43,660         42,834
                                                                       ------------    ----------

     Income before provision for Federal income taxes and
       minority interest                                                    24,182         17,047

Provision for Federal income taxes                                           7,378          5,242
                                                                       ------------    ----------
     Income before minority interest                                        16,804         11,805
Minority interest - preferred stock dividends of Coastal Banc ssb
   (Series A) (note 10)                                                      1,941          1,941
                                                                       ------------    ----------
     Net income                                                          $  14,863       $  9,864
                                                                       ============    ==========
     Net income available to common stockholders                         $  12,982       $  8,907
                                                                       ============    ==========

Basic earnings per common share (note 9)                                 $    2.17       $   1.36
                                                                       ============    ==========

Diluted earnings per common share (note 9)                               $    2.12       $   1.33
                                                                       ============    ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Three Months Ended
                                                                           September 30,
                                                                       ---------------------------
                                                                            2000           1999
                                                                        ----------      ----------
                                                                                (Unaudited)

Interest income:
 Loans receivable                                                         $43,199        $34,938
 Mortgage-backed securities                                                16,398         15,144
 FHLB stock, federal funds sold and other interest-earning assets           1,158            788
                                                                          -------        -------
                                                                           60,755         50,870
                                                                          -------        -------

Interest expense:
 Deposits                                                                  19,022         15,759
 Advances from the FHLB                                                    12,894         12,973
 Other borrowed money                                                       7,044          1,391
 Senior notes payable                                                       1,172          1,186
                                                                          -------        -------
                                                                           40,132         31,309
                                                                          -------        -------

   Net interest income                                                     20,623         19,561
Provision for loan losses                                                     900          1,360
                                                                          -------        -------
   Net interest income after provision for loan losses                     19,723         18,201
                                                                          -------        -------

Noninterest income:
 Loan fees and service charges on deposit accounts                          1,970          2,031
 Loan servicing income, net                                                    --            184
 Other                                                                        395            355
                                                                          -------        -------
                                                                            2,365          2,570
                                                                          -------        -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                             7,260          7,277
 Office occupancy                                                           2,822          2,856
 Data processing                                                              812            788
 Amortization of goodwill                                                     762            768
 Insurance premiums                                                           149            292
 Real estate owned                                                            138             56
 Other                                                                      2,430          2,499
                                                                          -------        -------
                                                                           14,373         14,536
                                                                          -------        -------

       Income before provision for Federal income taxes and
         minority interest                                                  7,715          6,235

Provision for Federal income taxes                                          2,338          1,843
                                                                          -------        -------
     Income before minority interest                                        5,377          4,392
Minority interest - preferred stock dividends of Coastal Banc ssb
   (Series A) (note 10)                                                       647            647
                                                                          -------        -------
     Net income                                                          $  4,730        $ 3,745
                                                                         =======         =======
     Net income available to common stockholders                         $  4,103        $ 3,118
                                                                         ========        =======

Basic earnings per common share (note 9)                                 $  0.73        $  0.50
                                                                         ========       ========

Diluted earnings per common share (note 9)                               $ 0.71          $  0.48
                                                                         ========        =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                     -------------------
                                                                          2000          1999
                                                                     ------------  -----------
                                                                            (Unaudited)


Net income                                                           $    14,863   $     9,864

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                    (1,475)          367
                                                                     ------------  -----------

Total comprehensive income                                           $    13,388   $    10,231
                                                                     ============  ===========






                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                          2000           1999
                                                                     ----------        ----------
                                                                             (Unaudited)

Net income                                                           $    4,730        $    3,745

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                      531                94
                                                                     ----------        ----------

Total comprehensive income                                           $    5,261        $    3,839
                                                                     ==========        ==========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              Nine Months Ended
                                                                               September 30,
                                                                        -------------------------------
                                                                               2000             1999
                                                                        -------------------  ----------
                                                                                     (Unaudited)

Cash flows from operating activities:
 Net income                                                                 $       14,863   $   9,864
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets                   7,055       7,383
 Net premium amortization                                                              463       1,239
 Provision for loan losses                                                           4,890       4,366
 Amortization of goodwill                                                            2,276       2,282
 Originations and purchases of mortgage loans held for sale                         (2,876)     (6,237)
 Sales of mortgage loans for held for sale                                           2,898       2,025
 Stock dividends from the FHLB                                                      (4,114)     (2,040)
 Gain on sale of mortgage servicing rights                                          (2,172)         --
 Decrease (increase) in:
   Accrued interest receivable                                                      (2,144)       (434)
   Other, net                                                                        4,909       1,479
                                                                             --------------  ----------

   Net cash provided by operating activities                                        26,048      19,927
                                                                             --------------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold                                                (10,000)     (4,800)
 Purchases of mortgage-backed securities held-to-maturity                           (2,300)     (3,080)
 Purchase of mortgage-backed securities available-for-sale                              --     (26,489)
 Purchase of U.S. Treasury securities                                                 (692)       (299)
 Principal repayments on mortgage-backed securities held-to-maturity                27,416     226,497
 Principal repayments on mortgage-backed securities
   available-for-sale                                                                3,647      22,059
 Proceeds from maturity of U.S. Treasury securities available-for-sale                  --       2,000
 Purchases of loans receivable                                                    (236,970)   (374,290)
 Net decrease in loans receivable                                                   82,186     153,737
 Net purchases of property and equipment                                            (1,629)     (2,379)
 Purchases of FHLB stock                                                            (7,603)     (2,608)
 Proceeds from sales of FHLB stock                                                  39,000       1,692
 Proceeds from the sale of mortgage servicing rights                                 5,001          --
                                                                             --------------  ----------

   Net cash used by investing activities                                          (101,944)     (7,960)
                                                                             --------------  ----------

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                                              Nine Months Ended
                                                                               September 30,
                                                                       ---------------------------------
                                                                              2000              1999
                                                                       -------------------  ------------
                                                                                     (Unaudited)

Cash flows from financing activities:
 Net increase (decrease) in deposits                                        $      24,838   $  (103,846)
 Advances from the FHLB                                                         8,133,597     6,448,344
 Principal payments on advances from the FHLB                                  (8,672,308)   (6,385,211)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                    1,403,567       319,340
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                       (824,196)     (319,340)
 Net increase in advances from borrowers for taxes and insurance                    9,315         6,929
 Proceeds from issuance of preferred stock, net                                        --        25,942
 Exercise of stock options for purchase of common stock, net                          273           112
 Purchase of treasury stock                                                       (10,882)      (12,685)
 Repurchase of senior notes                                                            --        (3,100)
 Dividends paid                                                                    (3,443)       (2,530)
                                                                           ---------------  ------------
   Net cash provided (used) by financing activities                                60,761       (26,045)
                                                                           ---------------  ------------

   Net decrease in cash and cash equivalents                                      (15,135)      (14,078)
 Cash and cash equivalents at beginning of period                                  48,098        45,453
                                                                           ---------------  ------------
 Cash and cash equivalents at end of period                                $       32,963   $    31,375
                                                                           ===============  ============

 Supplemental schedule of cash flows-interest paid                         $      113,594   $    92,736
                                                                           ===============  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable                                        $        2,794   $     3,494
                                                                           ===============  ============




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

16

(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On  August  27,  1998, December 21, 1998, February 25, 1999, April 27, 2000
and July 27, 2000, the Board of Directors authorized five separate repurchase plans each for up to 500,000 shares of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of September 30, 2000, 2,000,000 shares had been repurchased in the open market at an average repurchase price of $15.67 per share for a total cost of $31.3 million.

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

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at September 30, 2000 were as follows (dollars in thousands):


                                                     Gross         Gross
                                   Amortized    Unrealized     Unrealized     Fair
                                      Cost          Gains         Losses       Value
                                   ---------    -----------    ----------    -------
Held-to-maturity:
 REMICS - Agency                   $   646,130     $  726      $ (35,934)   $ 610,922
 REMICS - Non-agency                   171,318         --        (10,605)     160,713
 FNMA certificates                      51,847         --         (1,868)      49,979
 GNMA certificates                      16,030         64             (4)      16,090
 Non-agency securities                   6,642         --           (172)       6,470
                                   -----------     ------      ----------   ---------
                                   $   891,967     $  790      $ (48,583)   $ 844,174
                                   ===========     ======      ==========   =========

Available-for-sale:
 REMICS - Agency                   $    77,506     $   --      $  (5,010)   $  72,496
 GNMA certificates                      21,335         --           (102)      21,233
                                   -----------     ------      ----------   ---------
                                   $    98,841     $   --      $  (5,112)   $  93,729
                                   ===========     ======      ==========   =========

     Mortgage-backed securities at December 31, 1999 were as follows (dollars in thousands):


                                                     Gross         Gross
                                   Amortized    Unrealized     Unrealized     Fair
                                      Cost          Gains         Losses       Value
                                   ---------    -----------    ----------    -------
Held-to-maturity:
 REMICS - Agency                   $   657,305    $ 2,560      $ (13,224)   $ 646,641
 REMICS - Non-agency                   180,163         41         (4,094)     176,110
 FNMA certificates                      56,068          9         (2,306)      53,771
 GNMA certificates                      16,129         --            (89)      16,040
 Non-agency securities                   7,547         --           (175)       7,372
                                   -----------     ------      ----------   ---------
                                   $   917,212    $ 2,610      $ (19,888)   $ 899,934
                                   ===========    =======      ==========   =========

Available-for-sale:
 REMICS - Agency                   $    77,343    $    --      $  (2,400)   $  74,943
 REMICS - Non-agency                       372         --             (4)         368
 GNMA certificates                      24,792         --           (438)      24,354
                                   -----------    -------      ----------   ---------
                                   $   102,507    $    --      $  (2,842)   $  99,665
                                   ===========    =======      ==========   =========



(4)     LOANS  RECEIVABLE

     Loans receivable at September 30, 2000 and December 31, 1999 were as follows (dollars in thousands):


                                                    September 30, 2000       December 31, 1999
                                                   --------------------      -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $           949,169       $         836,005
 Commercial                                                    333,270                 314,292
 Multifamily                                                   213,791                 163,059
 Residential construction                                      108,826                 136,675
 Acquisition and development                                   125,554                 103,357
 Commercial construction                                        98,815                  65,934
Commercial loans, secured by residential mortgage
 loans held for sale                                             2,934                  60,372
Commercial, financial and industrial                            99,342                 100,195
Loans secured by savings deposits                               13,939                  13,094
Consumer and other loans                                        57,801                  63,383
                                                   --------------------             -----------
                                                             2,003,441               1,856,366
Loans in process                                               (99,090)               (108,561)
Allowance for loan losses                                      (14,210)                (10,493)
Unearned interest and loan fees                                 (3,850)                 (2,947)
(Discount) premium to record purchased loans, net               (4,528)                    716
                                                   --------------------       -----------------

                                                   $         1,881,763        $      1,735,081
                                                   ====================       =================

Weighted average yield                                            9.19%              8.67%
                                                   ====================       =================

     At September 30, 2000, Coastal had outstanding commitments to originate or purchase $141.8 million of real estate mortgage and other loans and had commitments under existing lines of credit to originate primary construction and other loans of approximately $112.9 million. In addition, at September 30, 2000, Coastal had $7.7 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At September 30, 2000 and December 31, 1999, the carrying value of loans that were considered to be impaired totaled approximately $4.0 million and $2.0 million, respectively and the related allowance for loan losses on those impaired loans totaled $742,000 and $778,000 at September 30, 2000 and December 31, 1999, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and 1999 was $3.3 million and $11.1 million, respectively.

     An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000            1999
                                                 --------        --------
Balance, beginning of period                     $10,493         $11,358
Provision for loan losses                          4,890           4,366
Charge-offs                                       (1,545)         (1,572)
Recoveries                                           372             212
                                                 --------        --------

Balance, end of period                           $14,210         $14,364
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

Effective December 31, 1998, Coastal placed this loan on nonaccrual and had allocated $1.5 million of the general allowance to this loan. During 1999, based on updated information received, management made the decision to provide for and charge-off the remaining balance of the loan. Throughout 1999, Coastal worked with the Lead Lender and the bankruptcy trustee to determine the value of and sell the underlying collateral. As of December 31, 1999, Coastal had received only $1.1 million in proceeds from the collateral on the MCA loan. In addition, on January 12, 2000, Coastal filed a lawsuit against the Lead Lender in the participation seeking to recover losses incurred as a result of actions or omissions of the Lead Lender related to the loan to MCA. Due to the uncertainty of the value of the remaining collateral, its marketability and the timing of recovery, if any, from the lawsuit, Coastal charged-off the remaining $8.9 million balance of this loan in 1999. Coastal will continue to work with the Lead Lender and the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. During the three months ended March 31, 2000, Coastal received $180,000 in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses during the period. No other proceeds were received during the nine months ended September 30, 2000.

     Effective March 31, 2000, Coastal sold its mortgage servicing rights portfolio and recorded a nonrecurring gain of $2.2 million. Pursuant to a purchase and sale agreement, Coastal sold its rights to service approximately $389.1 million of mortgage loans for third party investors. Coastal will continue to service the loans in its own loans receivable portfolio.

(5)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at September 30, 2000 and December 31, 1999, are summarized as follows (dollars in thousands):


                                    Stated Rate        September 30, 2000       December 31, 1999
                                   --------------      ------------------      -------------------
Noninterest-bearing checking                0.00%     $       69,767           $      97,146
Interest-bearing checking          0.75  -  2.00              52,841                  65,229
Savings accounts                   1.49  -  3.00              45,047                  46,011
Money market demand accounts       0.00  -  6.31             372,013                 331,082
                                                      -------------------      --------------------

                                                             539,668                  539,468
                                                      -------------------      --------------------

Certificate accounts               2.00  -  2.99                 146                      461
                                   3.00  -  3.99                 797                   23,288
                                   4.00  -  4.99              58,979                  446,746
                                   5.00  -  5.99             381,495                  543,980
                                   6.00  -  6.99             663,083                   62,363
                                   7.00  -  7.99               4,563                    7,580
                                   8.00  -  8.99                 108                      103
                                   9.00  -  9.99                  99                       99
                                   over  10.00                    --                       12
                                                      -------------------      --------------------
                                                           1,109,270                1,084,632
                                                      -------------------      --------------------

Premium on purchased deposits                                     89                      189
                                                      -------------------      --------------------

                                                      $    1,649,027               $1,624,289
                                                      ===================      ====================

Weighted average interest rate                              4.72%                       3.96%
                                                      ===================      ====================


     The scheduled maturities of certificate accounts outstanding at September 30, 2000 were as follows (dollars in thousands):


                           September 30, 2000
                           -------------------
 0 through 12 months       $         1,017,655
 13 through 24 months                   66,691
 25 through 36 months                   15,758
 37 through 48 months                    4,359
 49 through 60 months                    4,595
 Over 60 months                            212
                           -------------------
                           $         1,109,270
                           ===================



(6)     ADVANCES  FROM  THE  FHLB  AND  SECURITIES  SOLD  UNDER  AGREEMENTS  TO
REPURCHASE

     (A) The weighted average interest rates on advances from the FHLB at September 30, 2000 and December 31, 1999 were 6.59% and 5.72%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at September 30, 2000 are summarized as follows (dollars in thousands):


                                            Weighted Average
Due during the year ending December 31,       Interest Rate       Amount
---------------------------------------     -----------------  -------------
2000                                             6.70%          $203,650
2001                                             6.23             38,879
2002                                             6.60            279,406
2003                                             6.98              5,769
2004                                             5.80              5,305
2005                                             6.44                289
2006                                             6.86              3,241
2007                                             6.73              1,173
2008                                             5.61              1,859
2009                                             8.11              4,061
2010                                             6.85                862
2011                                             6.61              1,313
2012                                             5.68                217
2013                                             5.75              7,684
2014                                             5.43              2,935
2018                                             5.05              1,577
                                            --------------      ------------

                                                 6.59%          $558,220
                                            ==============      ============



     Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

     (B) The weighted average interest rate on securities sold under agreements to repurchase at September 30, 2000 was 6.56% with the stated interest rates ranging from 6.54% to 6.58%.

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

     Coastal utilizes interest rate swap and interest rate cap agreements to reduce exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. At September 30, 2000, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $33.8 million and $158.4 million, respectively.

     The terms of the interest rate swap agreements outstanding at September 30, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):


                                                                         Fair Value at
                                                        Floating Rate       End of
                        Notional      LIBOR     Fixed         at            Period
Maturity                 Amount       Index      Rate   End of Period    (gain (loss))
----------------------  ---------  -----------  ------  --------------  ---------------
At September 30, 2000:
2000                    $   2,135  Three-month  6.000%          6.660%     $    4
2003                       14,470  One-month    5.345           6.628         122
2004                        3,780  One-month    5.635           6.621         103
2005                       13,440  Three-month  6.500           6.680        (127)
                        ---------                                          -------
                        $  33,825                                          $  102
                        =========                                          =======

At December 31, 1999:
2000                    $   4,800  Three-month  6.170%          6.140%     $  (70)
2000                        2,240  Three-month  6.000           6.184          10
2003                       19,290  One-month    5.345           6.476         248
2004                        3,842  One-month    5.635           6.463         160
2005                       13,440  Three-month  6.500           6.110         215
                        ---------                                          -------
                        $  43,612                                          $  563
                        =========                                          =======




     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 6.42% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 5.92% for the nine months ended September 30, 2000. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in "interest expense on other borrowed money" in the accompanying consolidated statements of income. The net reduction in interest expense related to these agreements was $152,000 for the nine months ended September 30, 2000 and the net interest expense related to these agreements was approximately
$441,000 for the nine months ended September 30, 1999. Coastal had pledged approximately $902,000 of mortgage-backed securities to secure interest rate swap agreements at September 30, 2000.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.0% to 9.5%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The purchase prices of the interest rate cap agreements are capitalized and included in "prepaid expenses and other assets" in the accompanying consolidated statements of financial condition and are amortized over the life of the agreements using the straight-line method. The unamortized portion of the purchase price of the interest rate cap agreements was approximately $71,000 and $90,000 at September 30, 2000 and December 31, 1999, respectively, with the estimated fair value of the agreements being $111,000 and $750,000 at September 30, 2000 and December 31, 1999, respectively. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $19,000 for the nine months ended September 30, 2000 and 1999. No payments were made to Coastal under the interest rate cap agreements during the nine months ended September 30, 2000 or 1999.

     Interest rate cap agreements outstanding at September 30, 2000 expire as follows (dollars in thousands):


Year of         Strike Rate       Notional
Expiration         Range           Amount
----------     --------------    ---------
2000                    9.50%    $   3,000
2001           7.00  -  9.00        33,426
2002           8.75  -  9.00        18,625
2003           8.00  -  9.00       103,300
                                 ---------
                                 $ 158,351
                                 =========



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

(9)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per common share ("EPS") for the nine-and three-month periods ended September 30, 2000 and 1999 (dollars in thousands, except per share data):

                                                                    Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                       2000         1999
                                                                 -----------  -----------

Net income                                                       $   14,863   $    9,864
Preferred stock dividends                                            (1,881)        (957)
                                                                 -----------  -----------
Net income available to common stockholders                      $   12,982   $    8,907
                                                                 ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                        5,990,397    6,543,873
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                        119,624      158,128
                                                                 -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                      6,110,021    6,702,001
                                                                 ===========  ===========
Basic EPS                                                        $     2.17   $     1.36
                                                                 ===========  ===========
Diluted EPS                                                      $     2.12   $     1.33
                                                                 ===========  ===========




                                                                  Three Months Ended
                                                                   September 30,
                                                                 -------------------------
                                                                        2000         1999
                                                                  -----------  -----------

Net income                                                        $    4,730   $    3,745
Preferred stock dividends                                               (627)        (627)
                                                                  -----------  -----------
Net income available to common stockholders                       $    4,103   $    3,118
                                                                  ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,645,330    6,299,145
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         146,142      169,267
                                                                  -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       5,791,472    6,468,412
                                                                  ===========  ===========
Basic EPS                                                         $     0.73   $     0.50
                                                                  ===========  ===========
Diluted EPS                                                       $     0.71   $     0.48
                                                                  ===========  ===========



     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of September 30, 2000 and 1999, Coastal had 2,000,000 and 1,283,679 common shares in treasury, respectively.

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

     At September 30, 2000, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):



                                                   Minimum For Capital       Well-Capitalized
                                  Actual            Adequacy Purposes          Requirements
                         -----------------------   -------------------      -------------------
Capital Requirement            Amount     Ratio      Amount    Ratio         Amount    Ratio
--------------------        ---------   -------    ---------  -------       --------  -------

 Tier 1 (core)               $181,749     5.98%     $121,516   4.00%        $151,896   5.00%
 Tier 1 risk-based            181,749     9.93        73,217   4.00          109,825   6.00
 Total risk-based             195,959    10.71       146,433   8.00          183,041  10.00



     As of September 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12)     RECENT  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") for one year. Statement 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 generally requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held-to-maturity may be transferred to available-for-sale or trading. In June 2000, FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("Statement 138") was issued. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments, hedging activities and decisions made by the Derivatives Implementation Group. Coastal will adopt Statement 133 on January 1, 2001 and is evaluating the impact that Statement 133, as amended, may have on its future consolidated financial statements. Coastal anticipates that the adoption of this statement could increase the volatility of reported earnings and stockholders' equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             -------------------------------------------------------------------

Financial  Condition
--------------------

     Total assets increased 2.6% or $76.7 million from December 31, 1999 to September 30, 2000. The net increase resulted primarily from an increase of $146.7 million in loans receivable, in addition to an increase of $10.0 million in federal funds sold. These increases were somewhat offset by decreases of $15.1 million, $25.2 million, $5.9 million and $27.3 million in cash and cash equivalents, mortgage-backed securities held-to-maturity, mortgage-backed securities available-for-sale and stock in the FHLB, respectively. The increase in loans receivable was primarily due to a bulk residential mortgage loan purchase during the first quarter of 2000 of $225.2 million (net of purchase discount) which was partially offset by principal payments received and a decrease of $57.4 million in commercial loans secured by residential mortgage loans held for sale, because of the decreased emphasis on this type of lending. The decrease in mortgage-backed securities was due to principal payments received and the decrease in stock in the FHLB was due to the decreased amounts required to be maintained based on the decreased level of FHLB advances outstanding.

     Deposits increased $24.7 million or 1.5% from December 31, 1999 to September 30, 2000 and securities sold under agreements to repurchase and federal funds purchased increased 100.0% or $579.4 million. Advances from the FHLB decreased $538.7 million or 49.1% during the period due to a reallocation of borrowings to securities sold under agreements to repurchase with more favorable market rates. Stockholders' equity decreased 0.5% or $664,000 from December 31, 1999 to September 30, 2000 as a result of net income, offset by additional treasury stock acquired of $10.9 million, a $1.5 million increase in accumulated other comprehensive loss and dividends declared.


Results  of  Operations  for  the  Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

     General
     -------

     For the nine months ended September 30, 2000, net income was $14.9 million compared to $9.9 million for the nine months ended September 30, 1999. The increase in net income for the nine months ended September 30, 2000 was comprised of the following: a $6.5 million increase in net interest income and a $2.0 million increase in noninterest income, which was partially offset by a $524,000 increase in the provision for loan losses, a $826,000 increase in noninterest expense (although it would have been a $315,000 decrease excluding the $1.1 million reversal of certain accrued liabilities in 1999), and a $2.1 million increase in the provision for Federal income taxes. The increase in net interest income was due primarily to the increase in net interest margin to 2.86% for the nine months ended September 30, 2000 from 2.71% for the same period in 1999. The net interest margin for the period in 2000 includes the effect of the FHLB special dividend as described below. The increase in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000, as discussed below. The increase in noninterest expense was primarily because of the reversal of certain accrued liabilities totaling $1.1 million during the first quarter of 1999 and a $291,000 increase in compensation, payroll taxes and other benefits, which was somewhat offset by a decrease of $460,000 in insurance premiums expense, primarily due to a decrease in deposit insurance rates, in addition to small changes in other expense categories.

     Interest  Income
     ----------------

     Interest income for the nine months ended September 30, 2000 increased $26.5 million or 17.7% from the nine months ended September 30, 1999. The increase was due to an increase in average interest-earning assets of $152.7 million and an increase in the average yield to 7.97% (including the effect of the FHLB special dividend as described below) for the nine months ended September 30, 2000 from 7.14% for the nine months ended September 30, 1999. Interest income on loans receivable increased $25.6 million due to a $260.0 million increase in the average balance and an increase in the average yield to 8.84% for the nine months ended September 30, 2000 from 8.16% for the same period in 1999. Interest income on mortgage-backed securities decreased $991,000, or 2.0%, due to a $116.9 million decrease in the average balance which was partially offset by an increase in the average yield to 6.31% for the nine months ended September 30, 2000 from 5.77% for the same period in 1999.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $2.0 million during the nine months ended September 30, 2000, as compared to the same period in 1999. The increase was due to the $9.6 million increase in the average balance and to a special dividend recorded in the second quarter of 2000. The special dividend was declared by the FHLB equal to 1.625% of each members' FHLB stock held as of March 31, 2000 (the "special dividend"). The special dividend amounted to $1.1 million for Coastal and was paid in the form of FHLB stock on April 28, 2000.

     The average yield on Coastal's interest-earning assets was 7.92% for the nine months ended September 30, 2000, excluding the effect of the special dividend. Total interest-earning assets for the nine months ended September 30, 2000 averaged $3.0 billion compared to $2.8 billion for the nine months ended September 30, 1999.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $113.0 million for the nine months ended September 30, 2000, as compared to $92.9 million for the same period in 1999, which represents an increase of $20.0 million, or 21.6%. The increase in interest expense was due to an increase in the average rate paid on interest-bearing liabilities to 5.53% for the nine months ended September 30, 2000 from 4.78% for the nine months ended September 30, 1999 and a $133.1 million increase in the average balance of interest-bearing liabilities. The 0.75% increase in the average rate paid on interest-bearing liabilities was primarily due to higher wholesale funding costs and a higher cost of deposits. The increase in average interest-bearing liabilities consisted primarily of a $148.3 million increase in advances from the FHLB, and a $5.5 million increase in securities sold under agreements to repurchase which were partially offset by decreases of $19.7 million in interest-bearing deposits and $1.0 million in senior notes payable due to repurchases. The overall increase in the average balance of interest-bearing liabilities was primarily due to the additional borrowing in the first quarter of 2000 to finance the $225.2 million loan purchase mentioned earlier.

     Net  Interest  Income
     ---------------------

     Net interest income was $63.3 million for the nine months ended September 30, 2000 and $56.8 million for the same period in 1999. Net interest margin ("Margin") was 2.86% (2.81% excluding the effect of the special dividend) for the nine months ended September 30, 2000 compared to 2.71% for the nine months ended September 30, 1999. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.44% (2.39% excluding the effect of the special dividend) for the nine months ended September 30, 2000 from 2.36% for the nine months ended September 30, 1999. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the nine months ended September 30, 2000 and 1999 were 2.72% (2.67% excluding the effect of the special dividend) and 2.62%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the 0.83% (0.78% excluding the effect of the special dividend) increase in the average yield on interest-earning assets during the nine months ended September 30, 2000 compared to the first nine months of 1999. This increase in the average yield on interest-earning assets was somewhat offset by a 0.75% increase in the average rate on interest-bearing liabilities. Average net interest-earning assets increased $19.6 million for the nine months ended September 30, 2000 from the nine months ended September 30, 1999.

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

     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $4.9 million for the nine months ended September 30, 2000 compared to $4.4 million for the nine months ended September 30, 1999. The increase in the provision for loan losses was primarily due Coastal's continuing focus on more commercial loans and Coastal's plan to continue to build the allowance for loan losses to a benchmark of approximately 100% of nonperforming loans. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing. At September 30, 2000, Coastal had nonperforming loans totaling $19.5 million, of which $2.5 million were greater than 90 days delinquent and still accruing interest. Of these nonperforming loans, $14.1 million, or 72.2%, were first lien residential (single family) mortgage loans, $2.3 million were commercial, financial and industrial loans, $2.1 million were commercial real estate loans, with the balance in the residential construction, multifamily mortgage and consumer and other categories. At September 30, 2000, 82% of the nonperforming first lien residential mortgage loans were purchased and 18% were originated. At September 30, 2000, the allowance for loan losses as a percentage of nonperforming loans was 72.9% compared to 61.3% at December 31, 1999.

     Although no assurance can be given, management believes that the allowance for loan losses at September 30, 2000 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the nine months ended September 30, 2000, noninterest income increased $2.0 million to $9.4 million, compared to $7.4 million for the nine months ended September 30, 1999. As mentioned previously, the increase in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000. Due to the declining servicing portfolio (with an average loan life of approximately seven years), management decided to take the opportunity to sell Coastal's rights to service $389.1 million of loans for third party investors, which comprised Coastal's entire portfolio of loans serviced for others, based on the current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. As part of the decision to sell Coastal's mortgage servicing rights, management also decided to purchase a $230.6 million ($225.2 million net of the purchase discount) package of single family mortgage loans, which at the time of purchase was expected to provide net interest income of approximately $750,000 per quarter (or $490,000 net of tax) for the first year. This positive earnings impact is substantially offsetting the ongoing negative impact on noninterest income of the March 2000 servicing sale (due to the loss of the related loan servicing income, which amounted to a decrease of $226,000 comparing the 2000 and 1999 periods).

     In addition to the effect of the servicing sale, comparing the first nine months of 2000 to the first nine months of 1999, loan fees and service charges on deposit accounts increased $267,000 and other noninterest income decreased $221,000.

     Noninterest  Expense
     --------------------

     For the nine months ended September 30, 2000, noninterest expense increased $826,000 from the nine months ended September 30, 1999, although it would have been a $315,000 overall decrease excluding the $1.1 million reduction of certain accrued liabilities during the first quarter of 1999. Other changes included an increase in compensation, payroll taxes and other benefits of $291,000 and a decrease of $460,000 in insurance premiums. The decrease in insurance premiums was primarily due to a decrease in deposit insurance rates.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the nine months ended September 30, 2000 was $7.4 million compared to the provision for Federal income taxes for the nine months ended September 30, 1999 of $5.2 million. The increase was due to the increased income before provision for Federal income taxes and minority interest in 2000, with the effective tax rate for both periods being approximately 31%.


Results  of  Operations  for  the Three Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended September 30, 2000, net income was $4.7 million compared to $3.7 million for the three months ended September 30, 1999. The increase was due to a $1.1 million increase in net interest income, a decrease of $460,000 in the provision for loan losses and a $163,000 decrease in noninterest expense, which were partially offset by a $205,000 decrease in noninterest income and a $495,000 increase in the provision for Federal income taxes.

     Interest  Income
     ----------------

     Interest income for the three months ended September 30, 2000 increased $9.9 million or 19.4% from the three months ended September 30, 1999. The increase was due to an increase in average interest-earning assets of $147.8 million and an increase in the average yield of 0.98% to 8.21% for the three months ended September 30, 2000. Interest income on loans receivable increased $8.3 million due to a $195.1 million increase in the average balance and an increase in the average yield to 9.13% for the three months ended September 30, 2000 from 8.23% for the same period in 1999. Interest income on mortgage-backed securities increased $1.3 million due to an increase in the average yield to 6.57% for the three months ended September 30, 2000 from 5.72% for the same period in 1999, offset by a decrease in the average balance of $60.1 million due to principal payments received.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets increased $370,000. The increase was due primarily to the increase in the average balance of other interest-earning assets of $12.8 million. Total interest-earning assets for the three months ended September 30, 2000 averaged $3.0 billion as compared to $2.8 billion for the three months ended September 30, 1999.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $40.1 million for the three months ended September 30, 2000, as compared to $31.3 million for the same period in 1999. The increase in interest expense was due to an increase in the average rate paid on interest-bearing liabilities to 5.80% for the three months ended September 30, 2000 from 4.78% for the three months ended September 30, 1999 and a $144.4 million increase in the average balance of interest-bearing liabilities. The 1.02% increase in the average rate paid on interest-bearing liabilities was due primarily to higher market and wholesale funding costs, including higher deposit costs. The increase in average interest-bearing liabilities consisted primarily of a $319.18 million increase in the average balance of securities sold under agreements to repurchase and a $17.5 million increase in the average balance of interest-bearing deposits, offset by decreases of $192.3 million and $522,000 in the average balances of advances from the FHLB and senior notes payable, respectively. The increase in the average balance of interest-bearing liabilities was primarily due to the additional borrowing during the first three months of 2000 to finance the loan purchase mentioned earlier.

     Net  Interest  Income
     ---------------------

     Net interest income was $20.6 million for the three months ended September 30, 2000 and $19.6 million for the same period in 1999. The increase in net interest income was primarily due to the increase in Margin to 2.79% for the three months ended September 30, 2000 from 2.78% for the three months ended September 30, 1999. Spread decreased to 2.41% for the three months ended
September 30, 2000 from 2.45% for the three months ended September 30, 1999. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended September 30, 2000 and 1999 were 2.70% and 2.72%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall decreases in Margin and Spread were primarily due to the 0.98% increase in the average yield on interest-earning assets, primarily on loans receivable, and the 1.02% increase in the average rate paid on interest-bearing liabilities. Average net interest-earning assets increased $3.4 million for the three months ended September 30, 2000 from the three months ended September 30, 1999.



     Provision  for  Loan  Losses
     ----------------------------

     The provision for loan losses was $900,000 for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. The allowance for loan losses as a percentage of nonperforming loans was 72.9% at September 30, 2000 and 61.3% at December 31, 1999. The increasing ratio of the allowance for loan losses to nonperforming loans is due to Coastal's continuing focus on more commercial loans and Coastal's plan to continue to build the allowance for loan losses to a benchmark of approximately 100% of nonperforming loans. Management believes that the present allowance for loan losses is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its allowance for loan losses as Coastal's loan portfolio diversifies to determine if changes or additions are necessary.

     Noninterest  Income
     -------------------

     For the three months ended September 30, 2000, noninterest income decreased slightly by $205,000 to $2.4 million, compared to $2.6 million for the three months ended September 30, 1999. The decrease was primarily due to the $184,000 decrease in loan servicing income due to the sale of the mortgage servicing portfolio in the first quarter of 2000 and a $61,000 decrease in loan fees and service charges on deposit accounts.

     Noninterest  Expense
     --------------------

     For the three months ended September 30, 2000, noninterest expense decreased $163,000 from the three months ended September 30, 1999. The decrease was due primarily to a decrease of $143,000 in insurance premiums expense due to a decrease in deposit insurance premiums.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the three months ended September 30, 2000 was $2.3 million compared to $1.8 million for the three months ended
September 30, 1999. The increase was due to the increased income before provision for federal income taxes and minority interest in 2000, with the effective tax rate for both periods being approximately 30%.

Liquidity  and  Capital  Resources
----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At September 30, 2000, Coastal had binding commitments to originate or purchase loans totaling approximately $141.8 million and had $99.1 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 2000 totaled $1.0 billion at September 30, 2000. Management believes that Coastal has adequate resources to fund all of its commitments. In addition, Coastal has historically experienced a retention rate of maturing certificates of deposit of $5,000 or greater of approximately 80%.

As of September 30, 2000, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

(a) Exhibit 27 - Financial Data Schedule is filed as a part of this report.
(b) Form 8K filed on August 14, 2000 concerning the announcement that the Board of Directors voted to increase the second quarter of 2000 common stock dividend to $0.10 per share.
     Form 8K filed on August 14, 2000 concerning the announcement that the Board of Directors had authorized the repurchase of up to 500,000 shares of the outstanding shares of common stock.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     11/14/00                    By    /s/ Manuel J. Mehos
                                             ----------------------------
                                             Manuel  J.  Mehos
                                             Chief  Executive  Officer









Dated:     11/14/00                    By    /s/ Catherine N. Wylie
                                             ----------------------------
                                             Catherine  N.  Wylie
                                             Chief  Financial  Officer

                                   Exhibit 27


                             Financial Data Schedule

[ARTICLE] 9
[LEGEND]
This schedule contains summary financial information extracted from the consolidated statement of financial condition, the consolidated statement of income and notes thereto found on pages 1 through 16 of the Company's Form 10-Q for the year-to-date September 30, 2000 and is qualified in its entirety by reference to such financial statements
[/LEGEND]

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                          32,963
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                10,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     93,729
[INVESTMENTS-CARRYING]                         892,962
[INVESTMENTS-MARKET]                           845,169
[LOANS]                                      1,881,763
[ALLOWANCE]                                     14,210
[TOTAL-ASSETS]                               3,024,622
[DEPOSITS]                                   1,649,027
[SHORT-TERM]                                   821,400
[LIABILITIES-OTHER]                             58,312
[LONG-TERM]                                    363,091
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     27,500
[COMMON]                                            76
[OTHER-SE]                                     105,216
[TOTAL-LIABILITIES-AND-EQUITY]               3,024,622
[INTEREST-LOAN]                                124,319
[INTEREST-INVEST]                               47,642
[INTEREST-OTHER]                                 4,306
[INTEREST-TOTAL]                               176,267
[INTEREST-DEPOSIT]                              53,005
[INTEREST-EXPENSE]                             112,950
[INTEREST-INCOME-NET]                           63,317
[LOAN-LOSSES]                                    4,890
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                 45,601
[INCOME-PRETAX]                                 22,241
[INCOME-PRE-EXTRAORDINARY]                      14,863
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    14,863
[EPS-BASIC]                                     2.17
[EPS-DILUTED]                                     2.12
[YIELD-ACTUAL]                                       0
[LOANS-NON]                                          0
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                10,493
[CHARGE-OFFS]                                    1,545
[RECOVERIES]                                       372
[ALLOWANCE-CLOSE]                               14,210
[ALLOWANCE-DOMESTIC]                            14,210
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0