Form 10-K
period 2000-12-31
COASTAL BANCORP INC
filed 2001-03-27
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                             -----------------

                                       OR

  [   ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
              For the Transition Period from _________ to _________

                        Commission File Number:  0-24526
                                                 -------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


                Texas                     76-0428727
                -----                     ----------
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

                    9.12% Series A Cumulative Preferred Stock
                    -----------------------------------------
                                (Title of Class)

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

As of March 16, 2001, the aggregate market value of the 5,737,376 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,675,183 shares held by all directors and executive officers of the Registrant as a group, was $108,663,663. This figure is based on the closing sale price of $26.75 per share of the Registrant's Common Stock on March 16, 2001, as reported in The Wall Street Journal on March 19, 2001.

Number of shares of Common Stock outstanding as of March 16, 2001:     5,737,376

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement") are incorporated into Part III, Items 10-13 of this Form 10-K.

PART  I.

ITEM  1.  BUSINESS
------------------

     COASTAL  BANCORP,  INC.

     In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on current management expectations. Coastal Bancorp, Inc.'s (the "Company") actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     Coastal Bancorp, Inc. is engaged primarily in the business of serving as the parent holding company for Coastal Banc ssb (the "Bank"). The Company was incorporated in March 1994 in connection with the reorganization of Coastal Banc Savings Association, a Texas-chartered thrift institution (the "Association") into the holding company form of organization. In connection with the reorganization, which was completed in July 1994, the Association concurrently converted into a Texas-chartered savings bank and took its present name. In November 1996, in order to minimize state taxes, the Company's corporate structure was again reorganized by forming Coastal Banc Holding Company, Inc. ("HoCo") as a Delaware holding company. HoCo became a wholly-owned subsidiary of the Company and the Bank became a subsidiary of HoCo. Each of these reorganizations was treated for accounting purposes as combinations similar to a pooling-of-interests. The financial information and references presented herein have been restated to give effect where appropriate to the reorganizations as if they had occurred at the earliest date presented. In October 1997, the Company formed Coastal Banc Capital Corp. ("CBCC") as a wholly-owned subsidiary of HoCo. CBCC is a registered broker-dealer and was formed to trade packages of whole loan assets, primarily for the Bank and for other institutional investors. In June 2000, the Company acquired Coastal Banc Insurance Agency, Inc. ("CBIA") as a wholly-owned subsidiary of the Bank. CBIA was a former affiliate of the Bank and receives fees related to insurance and investment product sales to the Bank's deposit and loan customers.

     At December 31, 2000, the Company had total consolidated assets of $3.1 billion, total deposits of $1.7 billion, $28.8 million in Series A Preferred Stock of the Bank, 9.12% Series A Cumulative Preferred Stock of $27.5 million and common stockholders' equity of $111.0 million.

     The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS") and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the
"Department"). The Company is also subject to various reporting and other requirements of the Securities and Exchange Commission (the "SEC"). See "Regulation - The Company."

     The Company's executive offices are located at Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057-5745, and its telephone number is
(713)  435-5000.

     COASTAL  BANC  ssb

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 50 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas.

     The Bank, which was originally organized in 1954, was acquired in 1986 by an investor group (which includes a majority of the current members of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Since then, the Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, and, in 1995, acquired an independent national bank. By December 31, 2000, the Bank's total assets had increased to $3.1 billion, total deposits were $1.7 billion and stockholders' equity totaled $209.0 million.

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

     The Bank operates a website on the Internet for business and marketing purposes at www.coastalbanc.com. (The website is not a part of this Form 10-K.)
            -------------------

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

     Since completion of the Southwest Plan Acquisition, the Bank has entered into a series of branch office transactions (including two disposition transactions) and one whole bank acquisition. All of these transactions resulted in the net assumption of $1.9 billion of primarily retail deposits and 58 branch offices (16 of which were subsequently closed or sold). The Bank has also opened seven de novo branches since its inception, six in the Houston metropolitan area and one in Austin. The Bank will continue to pursue acquisitions in Texas as a vehicle for growth, although there can be no assurance that the Bank will be able to continue to do so on an accretive basis in the future, or at all.

     INTEREST RATE RISK. The Bank has implemented its second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to the repricing or expected terms of its interest-bearing liabilities. The Bank also tries to match the basis or index (for example, the London Interbank Offered Rate ("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index upon which these assets and liabilities reprice. Generally this is achieved through management of the composition of the Bank's assets and liabilities. The Bank also attempts to reduce its exposure to fluctuations in interest rates by using interest rate swap and cap agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" set forth in Item 7 hereof.

     CREDIT RISK. The Bank has implemented the third operating principle, controlling credit risk, while increasing the emphasis on its commercial business lending, by (i) holding a substantial portion of its assets in primarily adjustable rate mortgage-backed securities and first lien (single family) residential mortgage loans, and (ii) taking a cautious approach to its direct lending operations, including the development of commercial business lending. At December 31, 2000, of the Company's $3.1 billion in total assets, $980.2 million or 31.7% of total assets consisted of mortgage-backed securities. At December 31, 2000, the Company's total loans receivable portfolio amounted to $1.9 billion or 61.3% of total assets, $908.8 million of which were comprised of first lien single family residential mortgage loans.

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed operations and branch office system which is able to administer and deliver its products and services in an economical manner. Currently, the Bank believes that it has the infrastructure in place to handle additional commercial customers, and that continued incremental growth in its customer base will not cause its overhead expenses to increase by a corresponding amount. The Company's ratio of noninterest expense to average total assets on a consolidated basis was 1.91% for the year ended December 31, 2000.

     The Bank is subject to regulation by the Department, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), which regulates the Bank and insures its deposits to the fullest extent provided by law. The Bank also is subject to certain regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), one of the 12 regional banks which comprise the Federal Home Loan Bank System. See "Regulation - Regulation of the Bank."

LENDING  ACTIVITIES

     GENERAL. Since 1995, the Bank has attempted to re-align its lending products to compete with commercial banks in an effort to increase its net interest margin while at the same time controlling credit risk. In order to avoid incurring undue credit risk, the Bank historically invested a significant percentage of its assets in alternative financial instruments, particularly mortgage-backed securities, most of which have certain repayments guaranteed by the United States government or government sponsored enterprises. See "Mortgage-Backed Securities." In addition, the Bank has originated and purchased for retention in its portfolio only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities and other characteristics. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors and management.

     The Bank has taken a cautious approach to the development and growth of its direct lending operations in its efforts to control credit risk. In November 1995, the Bank acquired its first commercial bank, Texas Capital Bancshares, Inc. ("Texas Capital"). The $103.3 million in loans acquired from Texas Capital included first lien residential, multifamily and commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. In 1998, the Bank acquired twelve commercial bank branches (the "1998 Branch Acquisition") and designated them as the foundation for the Bank's Business Banking Centers, which focus on the Bank's commercial banking customers. In an effort to enhance its ability to service its commercial customers, during the fourth quarter of 1997, the Bank implemented a new process for originating, underwriting and approving all loans over $1.0 million. The staff of the Portfolio Control Center ("PCC") manages this process and applies Internet and network computer technology to take a loan from application to closing in less time than before by incorporating more comprehensive credit information than previously reviewed by the Bank. The PCC, as part of the Bank's Asset/Liability Subcommittee, is also responsible for monitoring and managing the Bank's assets and liabilities and their sensitivity to interest rate changes.

     The following table sets forth information concerning the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                  At  December  31,
                                                 2000         1999         1998         1997         1996
                                       ---------------  -----------  -----------  -----------  -----------
                                                                   (In thousands)
Real estate mortgage loans:
 First lien residential                $      908,841   $  836,005   $  690,510   $  689,767   $  791,337
 Multifamily                                  224,361      163,059      119,447      131,454      139,486
 Residential construction                     157,950      136,675      115,714       83,359       77,146
 Acquisition and development                  133,005      103,357       75,932       31,619       26,132
 Commercial                                   347,921      314,292      257,723      181,315      119,004
 Commercial construction                       90,256       65,934       40,344       14,506        3,963
Commercial secured by residential
 mortgage loans held for sale
 ("Warehouse")                                  8,518       60,372      173,124       98,679       53,573
Commercial secured by mortgage
 servicing rights ("MSR")                          --           --        3,867       32,685       21,380
Commercial, financial and industrial          120,420      100,195       92,218       30,877       21,965
Loans secured by deposits                      13,681       13,094       13,164        8,695        8,849
Consumer and other                             56,522       63,383       66,989       15,030       14,400
                                       ---------------  -----------  -----------  -----------  -----------

 Total loans                                2,061,475    1,856,366    1,649,032    1,317,986    1,277,235
                                       ---------------  -----------  -----------  -----------  -----------

Loans in process                             (142,451)    (108,561)     (99,790)     (47,893)     (38,742)
Allowance for loan losses                     (14,507)     (10,493)     (11,358)      (7,412)      (6,880)
Unearned interest and loan fees                (3,864)      (2,947)      (3,493)      (2,926)      (2,344)
Net (discount) premium on
 purchased loans                               (4,425)         716        3,758        1,680          479
                                       ---------------  -----------  -----------  -----------  -----------
 Total loans receivable, net           $    1,896,228   $1,735,081   $1,538,149   $1,261,435   $1,229,748
                                       ===============  ===========  ===========  ===========  ===========

     SCHEDULED  MATURITIES.       The  following  table  sets  forth  certain
information at December 31, 2000 regarding the principal amount of loans maturing in the Company's net loans receivable portfolio based on their contractual terms to maturity assuming no periodic amortization of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                      AT DECEMBER 31, 2000
                                                                        (In thousands)

                                            More than     More than       More than       More than      Over
                                 One year   one year to   three years     five years to   ten years to   twenty
                                 or less    three years   to five years   ten years       twenty years   years     Total
                                 ---------  ------------  --------------  --------------  -------------  --------  ----------

First lien residential mortgage  $  12,663  $     31,293  $       48,711  $       55,779  $     409,702  $343,151  $  901,299
Multifamily mortgage                78,536       122,319          12,067           8,173          1,829        --     222,924
Residential construction            91,943         1,371             284             533             --        --      94,131
Real estate acquisition
 and development                    36,329        45,854           3,280              --             --        --      85,463
Commercial real estate              98,233        96,870          74,636          32,110         42,244        --     344,093
Commercial construction             17,819        22,578           8,793             778          4,096        --      54,064
Commercial, other                   65,607        37,774          22,170           3,017             89        --     128,657
Consumer and other                  18,037        21,324          16,061           5,479          4,696        --      65,597
                                 ---------  ------------  --------------  --------------  -------------  --------  ----------

 Total loans                     $ 419,167  $    379,383  $      186,002  $      105,869  $     462,656  $343,151  $1,896,228
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

     The following table sets forth the amount of loans due after one year from December 31, 2000 by category and which have fixed or adjustable interest rates.

                                                   Interest  Rate
                                                   --------------

                                             Fixed        Adjustable      Total
                                         -----------    -------------  ----------
                                          (In thousands)

First lien residential mortgage          $   324,374    $   564,262    $   888,636
Multifamily mortgage                           7,359        137,029        144,388
Residential construction                       1,267            921          2,188
Real estate acquisition and development          445         48,689         49,134
Commercial real estate                        75,627        170,233        245,860
Commercial construction                        6,706         29,539         36,245
Commercial, other                             31,987         31,063         63,050
Consumer and other                            47,351            209         47,560
                                         -----------    -----------    -----------
 Total                                   $   495,116    $   981,945    $ 1,477,061
                                         ===========    ===========    ===========

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of mortgage loans serviced for third party investors during the periods presented. See "Mortgage Loan Servicing."

                                                                Year  Ended  December  31,

                                                                2000           1999         1998
                                                           ----------    -----------  -----------
                                                                        (In thousands)
 Loan Originations:
   First lien residential mortgage                        $   40,957     $   26,042     $   16,195
   First lien residential mortgage by correspondent
     lenders                                                      --             --          1,426
   Home equity                                                 6,406          4,520          7,022
   Residential construction and acquisition
     and development                                         302,839        255,732        189,686
   Warehouse                                                 359,270      1,366,880      1,642,445
   MSR                                                            --          5,134          7,554
   Multifamily mortgage                                       86,404        103,718        228,553
   Commercial real estate                                    130,581        179,196        126,916
   Commercial construction                                    39,724         52,718         15,543
   Commercial, financial and industrial                      138,959        161,776        107,890
   Consumer                                                   46,057         43,298         38,002
                                                         ------------    -----------    -----------
     Total loan originations                               1,151,197      2,199,014      2,381,232
 Purchase of residential mortgage loans
   (net of repurchases by investors)                         236,362        365,951        293,024
 Loans acquired in the 1998 Branch Acquisition                    --             --        176,157
 Purchase of residential construction loans                      608         11,077             --
 Purchase of automobile loans                                     --         10,176         34,609
                                                         ------------    -----------    -----------
     Total loan originations and purchases                 1,388,167      2,586,218      2,885,022
                                                         ------------    -----------    -----------
 Foreclosures                                                  3,672          4,398          4,178
 Principal repayments and reductions to
   principal balance                                       1,217,229      2,372,243      2,587,252
 Residential loans sold                                           --             --         10,663
     Total foreclosures, repayments and sales
       of loans                                            1,220,901      2,376,641      2,602,093
                                                         ------------    -----------    -----------
 Amortization of premiums, discounts and fees on
   loans                                                        (329)        (2,070)        (3,115)
 Provision for loan losses                                    (5,790)       (10,575)        (3,100)
                                                         ------------    -----------    -----------
     Net increase in loans receivable                    $   161,147     $  196,932     $  276,714
                                                         ============    ===========    ===========


     FIRST LIEN RESIDENTIAL MORTGAGE LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank originates and purchases for its own portfolio loans secured by first lien mortgages on completed single family residences. The Bank originates these loans primarily in the Houston metropolitan area and in other geographic areas surrounding the Bank's branch locations. During 2000, 1999 and 1998, the Bank originated residential mortgage loans for portfolio totaling $41.0 million, $26.0 million and $16.2 million, respectively. The majority of the Bank's residential mortgage loans have been acquired through bulk purchases in the traditional secondary market and are secured by real estate located throughout the United States. During 2000, 1999 and 1998, the Bank purchased $236.4 million, $366.0 million and $293.6 million of such loans, respectively.

     The Bank offers, but does not actively solicit, a variety of mortgage products designed to respond to consumer needs and competitive factors. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. The Bank also originates conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which is presently $275,000, or loans that do not otherwise meet the criteria established by FNMA or FHLMC).

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

     The Bank also acquires first lien residential mortgage loans for its portfolio through bulk purchases when the prices of these purchases are considered to be favorable. The acquisition of first lien residential mortgage loans has been accomplished primarily through bulk purchases in the traditional secondary market (from mortgage companies, financial institutions, investment banks and, beginning in 1997, from CBCC). Bulk purchases allow the Bank to obtain these residential mortgage loans without the cost of origination activities. Personnel from the Bank generally analyze loan bid packages, as they become available from CBCC and from third parties, and the members of the Bank's Asset/Liability Subcommittee review the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The bid price with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, assumed prepayment speeds and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan portfolios that meet the Bank's purchase criteria.

     The Bank has sold mortgage loans from time to time in order to replace the loans with instruments which have higher credit quality and less interest rate risk. During 2000, 1999 or 1998, the Bank did not originate or purchase any loans with the intent to sell them to third party investors. During 1998, the Bank sold $10.7 million of loans to third party investors. No loans were sold in 2000 or 1999.

     While the Bank has the general authority to originate and purchase loans secured by real estate located anywhere in the United States, the largest concentration of its first lien residential mortgage and residential construction loan portfolios is secured by realty located in Texas.

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

     Most of the builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit (which is generally 90 days to one year), the interest rate of the loans to be offered under the line (which is generally set at a rate above The Wall Street Journal prime rate or LIBOR on the outstanding monthly loan balance) and the loan fees payable. When the builder desires to draw upon a short-term line of credit, a separate loan application must be made under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately underwritten and approved after the builder's master file is updated and reviewed.

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

     At December 31, 2000, the Bank had $95.1 million in outstanding residential construction loans (net of loans in process of $62.8 million) of which $390,000 were on nonaccrual status. At the present time, the Bank has approved builders primarily domiciled in the Houston, Dallas, and Austin metropolitan areas and is selectively soliciting new builders for its residential construction lending program. In addition, the Bank participates in the funding of residential construction loans with other institutions. Four of the Bank's approved builders are authorized for the funding of loans on properties located outside the state of Texas. At December 31, 2000, there were loans totaling $15.1 million for these builders in the states of Arizona, Illinois, New Mexico, North Carolina and Ohio. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship.

     Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied residential real estate, due to the lender's reliance on the borrower to add to the estimated value of the property through construction within the budget set forth in the loan application. The Bank attempts to limit its risk exposure by, among other things: limiting the number of borrowers to whom it lends and establishing specific qualification requirements for borrowers generally; continually monitoring the general economic conditions in the market, recent housing starts and sales; continually monitoring the financial position of its borrowers throughout the term of the loan; continually monitoring the progress of the development through site inspections prior to loan disbursements; utilizing only qualified, approved appraisers; and requiring that the builder maintain a pre-approved ratio (generally not greater than 50%) of speculative to pre-sold homes in the development.

     COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LENDING. The Bank initiated a program in 1993 to actively seek loans secured by commercial or multifamily properties. Commercial real estate and multifamily mortgage loans typically involve higher principal amounts and repayment of the loans generally depends, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are for a short to medium term of between one to seven years, and have floating rates or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are primarily located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral. At December 31, 2000, commercial real estate loans totaling $347.9 million and multifamily mortgage loans of $224.4 million were outstanding. At December 31, 2000, the Bank had commercial real estate loans totaling approximately $1.1 million that were on nonaccrual status and no multifamily mortgage loans on nonaccrual status.

     The Bank began originating commercial real estate and multifamily construction loans in 1996. The Bank generally underwrites these loans in the same way it underwrites its multifamily mortgage loans and attempts to manage the risk of such loans by requiring that each builder maintain a specified amount of equity in the project and by monitoring other financial strength requirements. At December 31, 2000, commercial and multifamily construction loans totaling $56.2 million (net of loans in process of $34.1 million) were outstanding, none of which were on nonaccrual status.

     WAREHOUSE LENDING. Since 1992, the Bank has provided or participated in lines of credit to mortgage companies generally for their origination of single family residential loans which are typically sold no more than 90 days from origination to FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or to private investors. The lines of credit are generally renewable annually. Borrowers pay interest on funds drawn at a floating rate. In addition, the Bank usually receives a fee for each loan file processed. The
Bank (or the lead lender in a participation) holds the original mortgage loan notes and other documentation as collateral until repayment of the related lines of credit, except when a third party lender is acting as the lead lender in the lending relationship.

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

     Bank personnel attempt to minimize the risk of making Warehouse loans (excluding participations in loans where a third party bank is acting as the lead bank) by, among other things, (i) taking physical possession of the originator's collateral, (ii) directly receiving payment from secondary market investors when the loans are sold and remitting any balance to the borrower after deducting the amount borrowed for that particular loan, (iii) visiting the originator's office from time to time to review its financial and other records and (iv) monitoring each originator by periodically reviewing their financial statements, loan production delinquency and commitment reports and, on an annual basis, by reviewing their audited financial statements and auditor's letter to its board of directors. In loan participations where a third party bank is acting as the lead bank, the Bank relies on the lead bank to perform substantially the same procedures as noted above.

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

     Throughout 1999, the Bank worked with the lead lender and the bankruptcy trustee to determine the value of, and sell, the underlying collateral. As of December 31, 1999, the Bank had received only $1.1 million in proceeds from the MCA loan. In addition, on January 12, 2000, the Bank filed a lawsuit against the lead lender in the participation seeking to recover losses incurred as a result of actions or omissions of the lead lender related to the loan to MCA. Due to the uncertainty of the value of the remaining collateral, its marketability and the timing of recovery, if any, from the lawsuit, the Bank charged-off the remaining $8.9 million balance of this loan in 1999 resulting in the additional provision for loan losses of $6.8 million during the year. The Bank will continue to work with the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. During the year ended December 31, 2000, Coastal received $180,000 in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses during the period. In addition, the lawsuit filed against the lead lender is currently scheduled for trial in late June of 2001, or as soon thereafter as the court's docket will permit. See Item 3, "Legal Proceedings."

     In the second situation, during 1999, the Bank purchased approximately $10.1 million of the underlying loans securing a $13.2 million Warehouse and servicing rights line of credit due to default by the borrower. The remaining outstanding balance on this Warehouse and servicing rights line of $990,000 was charged-off during 1999.

     In 1999, the Bank began to decrease its emphasis on Warehouse lending. During the year ended December 31, 1999, the Bank originated $1.4 billion of Warehouse loans and had Warehouse loans outstanding of $60.4 million at December 31, 1999. During the year ended December 31, 2000, the Bank originated $359.3 million of Warehouse loans and had Warehouse loans outstanding to three customers of $8.5 million at December 31, 2000. At December 31, 2000, there were no Warehouse loans on nonaccrual status.

     MSR LENDING. Beginning in 1992 and discontinued in 1999, the Bank loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. Loans of this nature generally had terms of one to five years, and were generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans were made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans were collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. MSR loans were underwritten in substantially the same manner as Warehouse loans, where Bank personnel closely monitored MSR borrowers by, among other things, reviewing the borrower's financial condition and operations in the same manner as they did for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio did not exceed 75.0% during the life of the loan. During 1999, the Bank incurred a loss on a Warehouse and servicing rights line of credit due to default of the borrower as discussed previously. The Bank did not have any MSR loans outstanding at December 31, 2000 or 1999.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank originates loans to residential real estate builders and developers for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into saleable lots. The Bank generally lends only to developers with good track records and strong financial capacity and on property where a substantial number of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 36 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold to builders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 2000, the Bank had $87.5 million (net of loans in process of $45.5 million) of real estate acquisition and development loans outstanding. At December 31, 2000, there were no real estate acquisition and development loans on nonaccrual status.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program continues to be a strategic goal of Bank management. The Texas Capital acquisition provided the Bank with an established commercial business lending program to small and medium sized companies primarily in the Houston and Austin metropolitan areas. Over the past three years, management continued to develop the infrastructure for commercial business lending in most of the Bank's major markets by developing the PCC and adding business banking loan officers. In 1998, the Bank acquired twelve commercial bank branches in the 1998 Branch Acquisition and significantly increased the Bank's commercial business loan origination capacity. The commercial, financial and industrial loans ("Commercial Business loans") are generally made to provide working capital financing or asset acquisition financing to businesses and are generally secured by the borrower's working capital assets (i.e., accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e., operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) at a spread over prime rate or LIBOR and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand the acquired commercial business lending programs, while managing the associated credit risk by continually monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 2000, Commercial Business loans outstanding totaled $120.4 million, with $1.2 million of such loans on nonaccrual status.

     CONSUMER LENDING. The Bank makes available traditional consumer loans, such as home improvement, home equity, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits to consumers in the markets served by its retail branches and business banking centers. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 2000, the Bank had $56.5 million in consumer and other loans outstanding and $13.7 million in loans secured by deposits.

     Consumer loans (other than savings deposit secured loans) generally have shorter terms and higher interest rates than mortgage loans but usually involve greater credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, changes in marital status, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities that it serves.

     Through May 1999, the Bank had a lending agreement to purchase loans through a correspondent to refinance new and used automobiles. During 1999, the Bank purchased $10.2 million in automobile loans under this agreement. During 2000, no loans were purchased under this agreement. As of December 31, 2000, a total of $16.0 million of these automobile loans were included in total consumer and other loans, of which $447,000 were on nonaccrual status.

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

     Upon acquisition, REO is recorded at the lower of unpaid principal balance adjusted for any remaining acquisition premiums or discounts less any applicable valuation allowance or estimated fair value, based on an appraisal, less estimated selling costs. Subsequent to foreclosure, real estate owned is carried at the lower of the new cost basis or fair value, with any further declines in fair value charged to operations. All costs incurred from the date of acquisition forward relating to maintaining the property are recorded as a current period expense.

     It is the Bank's general policy not to recognize interest income on loans past due 90 days or more. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is generally reversed against current interest income. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, particularly if management believes that the individual loan is in the process of collection or renewal and the interest is fully collectible.

     The following table sets forth information regarding the Bank's nonperforming assets as of the dates shown.


                                                                At December 31,
                                                          2000      1999      1998
                                                        -------  --------  --------
                                                           (Dollars in thousands)
Nonaccrual loans:
 First lien residential mortgage                        $16,062   $13,344   $11,883
 Residential construction                                   390       184       192
 Commercial real estate                                   1,134       104       149
 Commercial, Warehouse                                       --        --    10,042
 Commercial, financial and industrial                     1,152       694       496
 Consumer and other                                         496       340        75
                                                        -------  --------  --------
 Total nonaccrual loans                                  19,234    14,666    22,837
                                                        -------  --------  --------
Loans greater than 90 days delinquent
 and still accruing:
 First lien residential mortgage                            475     1,137       189
 Multifamily mortgage                                        --        --       190
 Commercial real estate                                     736       690       293
 Commercial, financial and industrial                       634       531       808
 Consumer and other                                         153        94       224
   Total loans greater than 90 days
     delinquent and still accruing
     interest                                             1,998     2,452     1,704
                                                        -------  --------  --------
Total nonperforming loans                                21,232    17,118    24,541
                                                        -------  --------  --------

Total REO and repossessed assets                          4,095     4,531     4,927
                                                        -------  --------  --------
Total nonperforming assets                              $25,327   $21,649   $29,468
                                                        ========  ========  ========

Ratio of nonaccrual loans to total
 loans receivable                                         1.01%     0.85%     1.48%
                                                        ========  ========  ========
Ratio of nonperforming loans to total
 loans receivable                                         1.12%     0.99%     1.60%
                                                        ========  ========  ========
Ratio of nonperforming
 assets to total assets                                   0.82%     0.73%     0.99%
                                                        ========  ========  ========

     For the year ended December 31, 2000, approximately $1.2 million in additional interest income would have been recorded on the above loans accounted for on a nonaccrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. Net income for 2000 included $706,000 in interest income for these same loans prior to the time they were placed on nonaccrual status.

     At December 31, 2000, the Bank had 198 first lien residential mortgage loans on nonaccrual status, aggregating $16.1 million, with an average balance of approximately $81,000. A total of 159 of these loans, with an aggregate balance of $13.4 million, were acquired through loan purchases. Of the 159 nonaccrual residential mortgage loans acquired through loan purchases, at December 31, 2000, 53 of such loans totaling $6.7 million were being serviced by other institutions, which constituted 2.4% of the $277.3 million of aggregate loans serviced by others.

     At December 31, 2000, nonperforming assets included REO with an aggregate book value of $4.0 million and repossessed assets of $49,000. At such date, the Bank's REO consisted of 26 single family residential properties totaling $2.2 million, 6 commercial properties totaling $1.6 million, 1 residential construction property totaling $72,000 and 1 multi-family property with a book value of $188,000.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 2000, the carrying value of impaired loans totaled approximately $4.4 million and the related allowance for loan losses on those impaired loans totaled $1.6 million. Of the impaired loans outstanding at December 31, 2000, one loan with a balance of $650,000 did not have a specific portion of the allowance for loan losses allocated to it at such date. The average balance of impaired loans during the year ended December 31, 2000 was approximately $3.5 million. For the year ended December 31, 2000, the Bank did not recognize interest income on loans considered impaired.

     The Bank had loaned $158.0 million at December 31, 2000, under its residential construction lending program to multiple borrowers who are engaged in similar activities. Certain of these borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential
Construction  Lending."  The  Bank  had  no  other  loan  concentrations.

     ALLOWANCE FOR LOAN LOSSES. The Bank maintains loan loss allowances to absorb future losses that may be realized on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.

                                                    Year  Ended  December  31,

                                         2000       1999      1998      1997     1996
                                      ---------  ---------  --------  --------  -------
                                                     (Dollars in thousands)
Balance at beginning of year          $ 10,493   $ 11,358   $ 7,412   $ 6,880   $5,703
Charge-offs                             (2,174)   (11,830)   (1,693)   (1,416)    (851)
Recoveries                                 398        390       282       148      103
Provision for loan losses                5,790     10,575     3,100     1,800    1,925
Allowance of acquired entities(1)           --         --     2,257        --       --
                                      ---------  ---------  --------  --------  -------
Balance at end of year                $ 14,507   $ 10,493   $11,358   $ 7,412   $6,880
                                      =========  =========  ========  ========  =======
Ratio of net charge-offs during the
 period to average net loans
 outstanding during the period           0.09%      0.69%     0.10%     0.10%    0.06%
                                      =========  =========  ========  ========  =======

________________________

(1)The allowance of acquired entities in 1998 represents the allowance for loan losses recorded in connection with the loans acquired in the 1998 Branch Acquisition.


     The following table sets forth the charge-offs by type of loan during the periods indicated.

                                                 Year Ended December 31,
                                        2000       1999      1998     1997     1996
                                      -------   --------   -------   -------   ------
                                                         (In thousands)
First lien residential mortgage       $  735    $   331    $  544    $  591     $ 651
Residential construction                  --         26        --        --        --
Commercial real estate                    55         10        24         4        --
Commercial, Warehouse and MSR             --      9,924        --        --        --
Commercial, financial and industrial     763        829       648       472        58
Consumer and other                       621        710       477       349       142
                                      -------   --------   -------     -------   ------
Total charge-offs                     $2,174    $11,830    $1,693      $1,416    $ 851
                                      =======   ========   =======     =======   ======

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.


                                                              At December 31,
                                                2000      1999      1998     1997     1996
                                             --------  --------  --------  -------  -------
                                                              (In thousands)
First lien residential mortgage              $  2,408  $  2,529  $  3,238  $ 2,566  $ 2,217
Multifamily mortgage                              608       442       383      511      369
Residential construction                          622       384       343      251      223
Real estate acquisition and development         1,330     1,034       759      316      261
Commercial real estate                          2,574     2,221     2,112    1,468    1,151
Commercial construction                         1,480       972       225      203       20
Commercial, Warehouse and MSR                      45       256     1,722      494      361
Commercial, financial and industrial            2,611     1,650     1,750    1,008      985
Consumer and other                              1,119       992       826      233      374
Unallocated                                     1,710        13        --      362      919
                                             --------  --------  --------  -------  -------
                                             $ 14,507  $ 10,493  $ 11,358  $ 7,412  $ 6,880
                                             ========  ========  ========  =======  =======


     The following table sets forth the allocation of the provision or the reduction of allowance for loan losses by loan type during the periods indicated.

                                                             Year Ended December 31,
                                                2000       1999      1998      1997      1996
                                             --------  ---------  --------  --------  --------
                                                                (In thousands)
First lien residential mortgage               $   573   $   (446)  $ 1,142   $   908   $  (180)
Multifamily mortgage                              166         59      (184)      142       120
Residential construction                          238         67        55        28       (84)
Real estate acquisition and development           296        275       443        55       131
Commercial real estate                            406        119        82       321        79
Commercial construction                           508        747       (36)      183        20
Commercial, Warehouse and MSR                    (397)     8,456     1,228       133       131
Commercial, financial and industrial            1,616        561       240       416       618
Consumer and other                                687        724       846       171       322
Unallocated                                     1,697         13      (716)     (557)      768
                                             --------  ---------  --------  --------  --------
                                              $ 5,790   $ 10,575   $ 3,100   $ 1,800   $ 1,925
                                             ========  =========  ========  ========  ========

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical loss experience, the volume and type of lending conducted by the Bank, identification of adverse situations which may affect the ability of borrowers to repay, the existing nonperforming assets, industry standards, regulatory policies, accounting principles generally accepted in the United States of America, general economic conditions, particularly as they relate to the Bank's lending area, and other factors related to the collectibility of the Bank's loan portfolio. During 2000, Coastal's lending continued to focus on increasing the size of Coastal's commercial loan portfolio. As such, Coastal continued to execute on its plan to eventually build the allowance for loan losses to a benchmark of approximately 100% of nonperforming loans. As discussed above, during the year ended December 31, 1999, $6.8 million of the increase in the provision for loan losses was specific to the MCA loan. The remainder of the increase was due to the charge-off of $990,000 on another Warehouse borrower due to bankruptcy, as well as other changes in the composition of and growth in the Bank's loan portfolio, including the commercial type loans acquired in the 1998 Branch Acquisition. At December 31, 2000, the Bank's ratio of the allowance for loan losses to nonperforming loans was 68.32% and the ratio of the allowance for loan losses to total loans receivable was 0.77%.

     The Board of Directors of the Bank reviews its Asset Classification and Allowance Policy ("ACAP") at least annually. The policy provides that the Bank will annually establish a monthly provision amount to be added to the allowance for loan losses and the resultant allowance will be "tested" monthly for adequacy based on policy guidelines. Management maintains the allowance for loan losses at levels considered adequate to cover probable losses on loans. This allowance covers all loans, including loans deemed to be impaired, loans not impaired, and loans excluded from the impairment test. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio, which considers the volume and type of lending conducted by Coastal, identification of adverse situations which may affect the ability of borrowers to repay, assessment of current and future economic conditions, regulatory policies and the estimated value of the underlying collateral, if any.

     The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its current level of nonperforming loans and its historical loss experience. Management continues to review its loan portfolio to determine whether its ACAP should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the FDIC and the Department, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to increase the allowance for loan losses, based on their respective judgments of the information available at the time of the examinations.

     MORTGAGE LOAN SERVICING. Prior to the sale of its entire mortgage servicing rights portfolio effective March 31, 2000, the Bank serviced residential real estate loans for others, including FNMA, FHLMC and other private investors. Loan servicing for others included collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans.

     Due to the Bank's declining servicing for others portfolio (with an average remaining loan life of approximately seven years), management decided to sell its entire servicing rights portfolio based on the current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. Effective March 31, 2000, the Bank sold its rights to service approximately $389.1 million of mortgage loans for third party investors, primarily FNMA and FHLMC, pursuant to a purchase and sale agreement. The Bank subserviced those mortgage loans until the transfer to the purchaser was completed in the second quarter of the year. The Bank recorded a $2.2 million gain on the sale of the above mentioned mortgage servicing rights.

     The Bank received fees for servicing mortgage loans for others, which generally ranged from 0.250% to 0.375% per annum on the declining principal balance of fixed rate mortgage loans and from 0.375% to 0.500% per annum on the declining principal balance of adjustable rate mortgage loans. Such fees served to compensate the Bank for the costs of performing the servicing function.
Other sources of loan servicing revenues include late charges and other ancillary fees. For the years ended 2000, 1999 and 1998, the Bank earned servicing fees of $244,000, $680,000 and $642,000, respectively, in conjunction with its loan servicing. Servicing fees were collected out of the monthly mortgage payments made by borrowers and were recorded net of the amortization of mortgage servicing rights.

     The Bank's servicing portfolio was subject to reduction by normal principal amortization, by prepayment or by foreclosure of outstanding loans. The following table sets forth certain information regarding the Bank's mortgage loan servicing for others portfolio for the periods indicated.

                                        Year  Ended  December  31,
                                     2000        1999        1998
                                   ----------  ----------  ----------
                                             (In thousands)
Beginning servicing portfolio      $ 407,938   $ 519,237   $ 675,737
Servicing sold or transferred       (382,658)         --          --
Amortization and payoffs             (25,005)   (110,578)   (155,059)
Foreclosures                            (275)       (721)     (1,441)
                                   ----------  ----------  ----------
Ending servicing portfolio         $      --   $ 407,938   $ 519,237
                                   ==========  ==========  ==========


MORTGAGE-BACKED  SECURITIES

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 2000, the Company's mortgage-backed securities portfolio (including $94.7 million of mortgage-backed securities available-for-sale), net of unamortized premiums and unearned discounts, amounted to $980.2 million, or 31.7%, of total assets. When investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. At December 31, 2000, the Company's net mortgage-backed securities had an aggregate market value of $955.2 million.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.


     At  December  31,

                                 2000                    1999                     1998
                             ---------  --------  -----------------------  ----------------------
                             Amount     Percent      Amount     Percent      Amount     Percent
                             ---------  --------  ----------   ---------  ----------   ----------
                                                  (Dollars in thousands)
Held-to-maturity:
 REMICS                      $812,460     91.77%  $  838,499     91.45%   $1,059,924     91.82%
 FNMA certificates             49,013      5.54       54,749      5.97        61,590      5.34
 GNMA certificates             17,582      1.99       16,074      1.75        21,235      1.84
 Non-agency certificates        6,273      0.70        7,537      0.83        11,530      1.00
 Interest-only securities          --        --           --        --             1        --
                             ---------  --------    ---------  --------   -----------  --------
                              885,328    100.00%     916,859    100.00%    1,154,280    100.00%
                                        ========               ========                ========
 Unamortized premium            1,503                  1,703                   2,100
 Unearned discount             (1,266)                (1,350)                 (2,264)
                             ---------              ---------             -----------
Total held-to-maturity       $885,565             $  917,212              $1,154,116
                             =========            ===========             ===========

Available-for-sale:
 REMICS                      $ 77,590             $   77,861              $   98,892
 GNMA certificates             19,946                 24,615                      --
                             ---------              ---------             -----------
                               97,536                102,476                  98,892
 Unamortized premium              149                    180                       8
 Unearned discount               (141)                  (149)                   (168)
 Net unrealized loss           (2,871)                (2,842)                 (2,123)
                             ---------              ---------             -----------
Total available-for-sale     $ 94,673             $   99,665              $   96,609
                             =========            ===========             ===========

Total mortgage-backed
 securities                  $980,238             $1,016,877             $1,250,725
                             =========            ===========            ===========


     The mortgage-backed securities which the Company purchases and maintains in portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "A" or better by the national securities rating agencies and certain types of collateralized mortgage obligations ("CMOs"). The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental
(GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Company that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities generally earn a credit rating of "A" or better from one or more of the national securities rating agencies.

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

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation - Regulatory Capital Requirements."

     The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities) which possess average life or price volatility in excess of a benchmark fixed rate 30 year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, the security may remain in the held-to-maturity portfolio as long as the institution has the positive intent to hold the security to maturity and has a documented plan in place to manage the higher risk. At December 31, 2000, the Bank had mortgage-backed securities considered "high risk" with a recorded book value of approximately $3.6 million. These securities were not considered "high risk" at purchase, but were later found to be "high risk" based on the results of the required tests. The Bank has the positive intent to hold these securities to maturity and has documented the Bank's plan to manage the higher risk of these securities. If the Bank should elect to consider a new type of security for its portfolio, the Bank intends to ascertain in advance that the security does not fail any of the tests that will qualify it as a "high risk mortgage security." The Bank will not purchase any security that fails such tests unless it has in place a documented plan to manage the higher risk of that security and has approval from the Board of Directors.

The following table sets forth the Company's activities with respect to mortgage-backed securities (including held-to-maturity and available-for-sale) during the periods indicated.

                                                  Year  Ended  December  31,
                                                   2000        1999        1998
                                               ---------  ----------  ----------
                                                       (In thousands)
Mortgage-backed securities
 held-to-maturity purchased                    $  4,815   $   3,080   $   8,203

Mortgage-backed securities
 available-for-sale purchased                        --      26,489          --

Mortgage-backed securities
 available-for-sale sold                             --          --     (48,550)

Discount accretion (premium
 amortization), net                                (159)        430        (132)

Change in unrealized loss on
 mortgage-backed securities
 available-for-sale                                 (29)       (719)      1,375

Principal repayments on
 mortgage-backed securities                     (41,266)   (263,128)   (225,258)
                                               ---------  ----------  ----------

Net decrease in
 mortgage-backed securities                    $(36,639)  $(233,848)  $(264,362)
                                               =========  ==========  ==========

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

INVESTMENT  ACTIVITIES

     Under the Texas Savings Bank Act (the "Act"), the Bank is permitted to invest in obligations of, or guaranteed as to principal and interest by, the United States or the State of Texas, in the stock or in any obligations or consolidated obligations of the FHLB, and in various other specified instruments. The Bank holds investment securities from time to time to help meet its liquidity requirements and as temporary investments until funds can be utilized to purchase residential mortgage loans, mortgage-backed securities or to originate other loans for the Bank's portfolio. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

SOURCES  OF  FUNDS

     GENERAL. Advances from the FHLB, deposits, sales of securities under agreements to repurchase, as well as maturities of and principal repayments on loans and mortgage-backed securities have been the major sources of funds for use in the Bank's lending and investments, and for other general business purposes. Management of the Bank closely monitors rates and terms of competing sources of funds on at least a weekly basis and utilizes the source which is the most cost effective.

     DEPOSITS. The Bank attracts a majority of its deposits through its 50 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. The Bank also obtains deposits through acquisitions. In 1998, the Bank assumed approximately $355.4 million in deposits in an acquisition of twelve commercial bank branches. The Bank offers a variety of traditional retail deposit products which currently includes interest-bearing checking, noninterest-bearing checking, savings, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. Beginning in 1995 with the acquisition of Texas Capital, the Bank's management has pursued a commercial banking strategy related to deposits designed to increase the level of lower cost transaction and commercial deposit accounts. The Bank offers a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts. The acquisitions and marketing efforts have resulted in the outstanding balances of demand deposit accounts increasing to 33.4% of total deposits at December 31, 2000 from 26.4% at December 31, 1997.

     The following table shows the distribution of and certain other information relating to the Company's deposits by type at the dates indicated.


                                                               At  December  31,
                                                               -----------------
                                             2000                       1999                   1998(1)
                                                 Percent                      Percent                Percent
                                                 of                           of                     of
                                   Amount        Deposits         Amount      Deposits   Amount      Deposits
                                   -----------  ---------        ----------  ---------  ----------  ---------
                                                               (Dollars in thousands)
Demand deposit accounts:
 Noninterest-bearing checking(2)   $   80,849      4.83%        $   97,146      5.98%  $   95,398      5.60%
 Interest-bearing checking(2)          61,046      3.64             65,229      4.02       63,067      3.70
 Savings                               43,891      2.62             46,011      2.83       48,571      2.85
 Money market demand(2)               374,210     22.34            331,082     20.39      339,481     19.91
   Total demand deposit accounts      559,996     33.43            539,468     33.22      546,517     32.06
                                   -----------  ---------        ----------  ---------  ----------  ---------
Certificate accounts:
 Maturing within 1 year             1,038,522     62.00            968,838     59.66      965,443     56.64
 1-2 years                             53,378      3.19             82,705      5.09      148,049      8.69
 2-3 years                             13,678      0.82             17,020      1.05       22,347      1.31
 3-4 years                              4,284      0.26             10,772      0.66       11,833      0.69
 4-5 years                              4,745      0.28              4,917      0.30       10,176      0.60
 Over 5 years                             323      0.02                380      0.02          240      0.01
     Total certificate accounts     1,114,930     66.57          1,084,632     66.78    1,158,088     67.94
                                   -----------  ---------        ----------  ---------  ----------
                                    1,674,926    100.00%         1,624,100    100.00%   1,704,605    100.00%
                                                =========                    ========                =======
 Premium on purchased
   deposits, net                           55                          189                    399
                                   -----------                   ----------             ----------
     Total                         $1,674,981                   $1,624,289             $1,705,004
                                   ===========                   ==========             ==========


________________________

(1)In 1998, the Bank assumed approximately $355.4 million in deposits in connection with the acquisition of twelve branches of another financial institution.
(2)The Bank reclassifies a portion of the balances in noninterest-bearing and interest-bearing checking accounts to money market demand accounts pursuant to deposit types under Federal Reserve Regulation D. At December 31, 2000, the amount of such reclassification was approximately $136.6 million ($68.1 million from noninterest-bearing checking and $68.5 million from interest-bearing checking). The amount of such reclassification was approximately $117.7 million ($56.3 million from noninterest-bearing checking and $61.4 million from interest-bearing checking) at December 31, 1999. The amount of such reclassification was approximately $126.0 million ($55.8 million from noninterest-bearing checking and $70.2 million from interest-bearing checking) at December 31, 1998.

     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                       Year  Ended  December  31,
                                         2000                     1999                   1998
                                       -------                   ------                 ------
                                                                 (Dollars in thousands)
                                Average      Average      Average      Average     Average      Average
                                Balance      Rate Paid    Balance      Rate Paid   Balance      Rate Paid
                                -----------  ---------  -----------  -----------  ----------  -----------
Demand deposit accounts:
 Noninterest-bearing checking   $    74,575        --%  $    80,367         --%  $    51,612         --%
 Interest-bearing checking           50,622      2.00        49,588       1.96        20,628       2.18
 Savings                             47,950      2.15        50,805       1.99        35,162       2.20
 Money market demand(1)             366,200      2.56       356,860       2.27       315,141       2.37
Certificate accounts              1,095,760      5.62     1,104,378       4.95     1,063,277       5.40
                                -----------  ---------  -----------  ----------  -----------  ----------
 Total deposits                 $ 1,635,107      4.47%  $ 1,641,998       3.94%  $ 1,485,820       4.45%
                                ===========  =========  ===========  ==========  ===========  ==========


________________________

(1)Includes amounts reclassified from noninterest-bearing and interest-bearing checking accounts pursuant to the Bank's program under Federal Reserve Regulation D as follows:

                                 2000      1999      1998
                              --------  --------  --------
                                   (In thousands)
Noninterest-bearing checking  $ 71,053  $ 70,780  $ 63,130
Interest-bearing checking       69,523    68,486    67,778
                              --------  --------  --------
                              $140,576  $139,266  $130,908
                              ========  ========  ========


     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 2000 which mature during the periods indicated.

                                                            Amounts  at  December  31,  2000  Maturing  In
                                                                      (In  thousands)
                                                         One Year                                 Greater than
                            Amounts at December 31,      or Less       Two Years    Three Years   Three Years
                            -----------------------      ----------    ---------    ------------  ------------
                                2000         1999
                            -----------    ---------
Certificate accounts:
2.00% to 3.99%               $      586    $   23,749    $       504    $     30     $    --      $    52
4.00% to 5.99%                  301,328       990,726        258,509      25,229      10,858        6,732
6.00 to 7.99%                   812,850        69,943        779,410      28,119       2,753        2,568
8.00 to 9.99%                       166           202             99          --          67           --
over 10.00%                          --            12             --          --          --           --
                             ----------    ----------    -----------    --------     -------       ------
Total                        $1,114,930    $1,084,632     $1,038,522    $ 53,378     $13,678       $9,352
                             ==========    ==========     ==========    ========     =======       ======


     Certificates maturing within one year consist primarily of six month and one year certificates. Historically, a majority of such certificate holders roll over their balances into new certificates with similar terms at the Bank's then current interest rates. The Bank believes that it can continue to attract these levels of deposits on a continuing basis through competitive pricing.

     The following table sets forth the net deposit flows of the Bank during the periods indicated.

                                                        Year  Ended  December  31,
                                                         2000        1999        1998
                                                     ---------   ---------   ---------
                                                              (In thousands)
Net increase (decrease) before interest credited(1)  $ (20,970)  $(145,219)  $ 264,148

Interest credited                                       71,662      64,504      65,796
                                                     ---------   ---------   ---------
Net deposit increase (decrease)                      $  50,692   $ (80,715)  $ 329,944
                                                     ==========  ==========  =========


________________________

(1)For the year ended December 31, 1998, reflects the effect of the assumption of $355.4 million of net deposit liabilities acquired in connection with the 1998 Branch Acquisition. The net deposit outflow in each year (net of acquired deposits) was primarily due to financial disintermediation as described below.

     The following table sets forth the amount of the Bank's certificates of deposits at December 31, 2000 which are $100,000 or more by time remaining until maturity.

                                                   At  December  31,  2000
                                    Number of accounts                  Deposit Amount
                                    ------------------                  ---------------
                                                                         (In thousands)
Three months or less                               474                  $        66,653
Over three through six months                      456                           50,456
Over six through twelve   months                   954                          107,674
Over twelve months                                 133                           14,459
                                    ------------------                  ---------------
   Total                                         2,017                  $       239,242
                                    ==================                  ===============


     The Bank's deposits are obtained primarily from businesses and residents of Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's commercial business and retail customers. The Bank uses traditional marketing methods to attract new customers and deposits, including newspaper and radio advertising. Through 2000, except as noted below, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. In early 1997, the Bank began the solicitation of deposit accounts through a "money desk." Money desk rates are only offered to institutions (primarily credit unions and municipal utility districts) and are generally up to 50 basis points higher than on regular certificate of deposit accounts.

     The Bank also provides its customers with the opportunity to invest in noninsured mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's results of operations for the years ended December 31, 2000, 1999 or 1998. See "Subsidiaries of the Bank - CoastalBanc Financial Corp", and "Subsidiaries of the Bank - Coastal Banc Insurance Agency, Inc."

     BORROWINGS. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.

                                               At  or  For  the  Year
                                                Ended  December  31,
                                                2000         1999        1998
                                          ----------  -----------   ---------
                                          (Dollars in thousands)
FHLB advances:

 Average balance outstanding              $  926,659   $  951,953   $713,197

 Maximum amount outstanding at any
   month-end during the period             1,275,541    1,115,713    969,036

 Balance outstanding at end of period      1,150,305    1,096,931    966,720

 Average interest rate during the period       6.29%        5.31%      5.55%

 Average interest rate at end of period        6.48%        5.72%      5.24%

Securities sold under agreements
 to repurchase:

 Average balance outstanding              $  249,655   $  103,211   $579,561

 Maximum amount outstanding at any
   month-end during the period               605,214      271,103    874,784

 Balance outstanding at end of period             --           --    100,000

 Average interest rate during the period       6.68%        5.44%      5.49%

 Average interest rate at end of period           --           --       4.93%


     The Bank obtains long term, fixed rate and short term, variable rate advances from the FHLB upon the security of certain of its first lien residential and multifamily mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness of the Bank have been met. FHLB advances are generally available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of loans receivable and mortgage-backed securities.

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include a $50.0 million variable rate line of credit, various short-term, fixed rate advances and long term, fixed and variable-rate advances. At December 31, 2000, the Bank had total FHLB advances of $1.2 billion at a weighted average interest rate of 6.48%. Of the advances outstanding at December 31, 2000, $792.3 million were short-term advances with an original maturity of less than 60 days.

     The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase the same security on a specified later date at an agreed upon price. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. The dealers may lend the Bank's securities to others in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 2000, the Bank did not have any borrowings under reverse repurchase agreements.

     To a lesser extent, beginning in 1997, the Bank has utilized federal funds purchased from a correspondent bank for overnight borrowing purposes. Federal funds purchased averaged approximately $18,000, $19,000 and $149,000 during the years ended December 31, 2000, 1999 and 1998, respectively with an average interest rate during the periods of 5.56%, 5.26% and 5.33%, respectively. There were no federal funds purchased outstanding at any month-end during 2000, 1999 or 1998.

     The Asset/Liability Subcommittee of the Bank attempts to match the maturity of its borrowings with particular repricing dates of certain assets in order to maintain a pre-determined interest rate spread. The Bank's objective is to minimize the increase or decrease in the interest rate spread during periods of fluctuating interest rates from that which was contemplated at the time the assets and liabilities were first put on the Bank's books. The Bank also attempts to alter the interest rate risk associated with its borrowings through the use of interest rate swaps and interest rate caps purchased from selected securities brokers/dealers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in Item 7 hereof.

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 2000, the Bank was authorized to have a maximum investment of approximately $309.2 million in its subsidiaries.

     At December 31, 2000, the Bank had two active wholly-owned subsidiaries, the activities of which are described below. At December 31, 2000, the Bank's aggregate equity investment in its subsidiaries was $144,000.

     On December 30, 1998, CBS Mortgage Corp., a former subsidiary of the Bank, was merged into the Bank.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("Financial Corp.") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of Financial Corp. Over the past five years, Financial Corp. has been inactive in its investment advisory capacity. Financial Corp. became active during the last quarter of 1992 in connection with the sale of mutual funds through third party intermediaries. Fees generated, net of expenses, resulted in a net income of $37,000, $51,000 and $49,000 for the years ended December 31, 2000, 1999 and
1998,  respectively.

     COASTAL BANC INSURANCE AGENCY, INC. In 1987, the Bank entered into an Administrative Services Agreement with CBIA, a Texas business corporation licensed under Texas law to act as a life insurance agent. Until June 22, 2000, CBIA was wholly-owned by a former executive officer of the Bank. On June 22, 2000, CBIA became a subsidiary of the Bank. CBIA receives fees related to insurance and investment product sales through third party intermediaries to the Bank's deposit and loan customers. Fees generated, net of expenses, resulted in net income of $74,000 for the period from June 22 to December 31, 2000.

AFFILIATE  OF  THE  BANK

     COASTAL BANC CAPITAL CORP. CBCC is a direct subsidiary of HoCo and an affiliate of the Bank. CBCC is engaged in the business of purchasing and reselling packages of whole loan assets on behalf of the Bank and institutional investors. The loan packages acquired by CBCC are offered to the Bank on the same terms and at the same time that they are offered to other prospective purchasers. During 2000, CBCC purchased whole loan assets totaling $264.7 million and sold whole loans (including purchase premium) totalling $239.5 million to the Bank and $25.6 million to third party investors. During the year ended December 31, 2000, CBCC recorded gains on the sale of loans to the Bank of $309,000 and gains on the sale of loans to third party investors of $157,000. The $309,000 gain on the sale of loans to the Bank was recorded on the Bank's financial statements as a premium on purchased loans and is being amortized over the life of those loans. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 2000, HoCo's unconsolidated equity investment in CBCC was $423,000. CBCC had net income
(loss) (before eliminations) of $(21,000), $592,000 and $275,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Commissions received by CBCC from the Bank are calculated at a market rate and are not greater than those paid to non-affiliates in similar transactions. The Bank and CBCC have entered into a mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $17.0 million revolving line of credit to be drawn upon from time to time by CBCC to finance the acquisition of whole loan assets and the holding of such assets until they are sold. The advances drawn by CBCC are collateralized by such assets purchased and held by CBCC. There were no amounts outstanding on this line of credit at December 31, 2000. All transactions between the Bank and CBCC are within regulatory guidelines.

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

     FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings bank provided that they meet the grandfather requirement described below. See "The Company - Financial Modernization." However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See
"Regulation  of  The  Bank  -  Qualified  Thrift  Lender  Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies or financial holding companies. The activities described in (i) through (vi) above may be engaged in only after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

     FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. With limited exceptions, existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings association and that savings association meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted. The Company and HoCo qualify to engage in that broader range of activities.

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

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from and, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital adequacy requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 2000, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks and for all other state-chartered, FDIC-supervised banks, the minimum Tier 1 capital ratio shall not be less than 4.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 2000, the minimum Tier 1 capital ratio for capital adequacy purposes for the Bank was 4.0% and its actual Tier 1 capital ratio was 6.22%.

     RISK-BASED CAPITAL REQUIREMENTS. The risk-based capital requirements contained in FDIC regulations generally require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total risk-based capital to risk-weighted assets of at least 8.00%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category. FNMA and FHLMC securities are placed in the 20% risk category, loans secured by one-to-four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

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

     At December 31, 2000, the Bank's Tier 1 capital to risk-weighted assets ratio was 9.94% and its total risk-based capital to risk weighted assets ratio was 10.72%.

     The following table sets forth information with respect to each of the Bank's minimum capital adequacy requirements at the dates shown.

                                                       At  December  31,
                                      2000                  1999                  1998
                                     -------               -------               -------

                                Actual   Required(1)  Actual   Required(1)  Actual   Required(1)
                                -------  -----------  -------  -----------  -------  -----------
Tier 1 capital to total assets    6.22%        4.00%    5.76%        4.00%    5.25%        4.00%
Tier 1 risk-based capital
 to risk weighted assets          9.94         4.00     9.68         4.00     9.54         4.00
Total risk-based capital
 risk to risk weighted assets    10.72         8.00    10.29         8.00    10.23         8.00


(1)Minimum  required  ratio  for  capital  adequacy  purposes.

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three minimum regulatory capital requirements at December 31, 2000.

                                                         Tier 1        Total
                                          Tier 1         Risk-based    Risk-based
                                          Capital        Capital       Capital
                                          -----------  ------------  ------------
                                                    (Dollars in thousands)
Total stockholders' equity                $   209,034   $   209,034   $   209,034
Unrealized loss on securities
 available-for-sale                             1,867         1,867         1,867
Less nonallowable goodwill                    (24,611)      (24,611)      (24,611)
Plus allowance for loan losses                     --            --        14,507
                                          ------------  ------------  ------------
Total regulatory capital                      186,290       186,290       200,797
Minimum required capital                      119,862        74,957       149,913
                                          ------------  ------------  ------------
Excess regulatory capital                 $    66,428   $   111,333   $    50,884
                                          ============  ============  ============

Bank's regulatory capital percentage (1)        6.22%         9.94%        10.72%

Minimum regulatory capital
 adequacy required percentage                   4.00%         4.00%         8.00%
                                          ------------  ------------  ------------

Bank's regulatory capital percentage in
 excess of minimum requirement                  2.22%         5.94%         2.72%
                                          ============  ============  ============


________________________

(1)Tier 1 capital is computed as a percentage of adjusted average total assets of $3.0 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.9 billion.

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

     On September 30, 1996, amendments to the FDIA were signed into law. The FDIA and implementing regulations provided that all SAIF-member institutions would pay a special one time assessment of 65.7 basis points on the SAIF assessment base as of March 31, 1995 to recapitalize the SAIF, which in the aggregate, would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The Bank's special assessment amounted to $7.5 million ($4.8 million after applicable income taxes) pursuant to the FDIA. In addition to the recapitalization provisions, the FDIA equalized the rate schedule for SAIF and BIF institutions with the rates ranging from zero to 27 basis points beginning October 1, 1996. At December 31, 2000, the Bank was categorized as well capitalized.

     The FDIA provided for Financing Corporation ("FICO") debt sharing by banks and thrifts with proration sharing in the year 2000. Prior to the year 2000, SAIF insured institutions paid approximately 6.5 basis points for FICO, while BIF insured institutions paid approximately 1.3 basis points. The FICO provisions of the FDIA also prohibit deposit migration strategies to avoid SAIF premiums. Starting in the year 2000, BIF and SAIF institutions began sharing the FICO burden on a pro rata basis until termination of the FICO obligation in 2017.

     SAFETY AND SOUNDNESS STANDARDS. Each Federal banking agency is required to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss to the institution. In addition, each Federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, adopted final rules and proposed guidelines concerning safety and soundness required to be prescribed by regulations pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Under the asset quality and earnings standards, which were adopted by the Federal banking agencies in October 1996, the Bank is required to establish and maintain systems to identify problem assets and prevent deterioration in those assets and evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital reserves. If an insured institution fails to meet any of the standards promulgated by the regulators, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps that it will take to correct the deficiency. In the event that an insured institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the FDIC, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may restrict asset growth, require the savings institution to increase its ratio of tangible equity to assets, restrict the rates of interest that the institution may pay or take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and at December 31, 2000 was in compliance with each of the standards as they have been adopted by the FDIC.

     Finally, in connection with standards for employment contracts and compensation, in February 1996, the FDIC adopted final regulations regarding the payment of severance and indemnification to management officials and other affiliates of insured institutions (institution affiliated parties or "IAPs"). The limitations on severance or "golden parachute" payments apply to "troubled" institutions which seek to enter into contracts with IAPs. A golden parachute payment is generally considered to be any payment to an IAP which is contingent on the termination of that person's employment and is received when the insured institution is in a troubled condition. The definition of golden parachute payment does not include payment pursuant to qualified retirement plans, non-qualified bona fide deferred compensation plans, nondiscriminatory severance pay plans, other types of common benefit plans, state statutes and death benefits. Certain limited exceptions to the golden parachute payment prohibition are provided in cases involving the hiring of an outside executive, unassisted changes of control and where the FDIC gives written permission to make such payment. The limitations on indemnification payments apply to all insured institutions, their subsidiaries and affiliated holding companies. Generally, this provision prohibits such entities from indemnifying an IAP for that portion of the costs sustained with regard to a civil or administrative enforcement action commenced by any Federal banking agency which results in a final order or settlement pursuant to which the IAP is assessed a civil monetary penalty, removed from office, prohibited from participating in the affairs of an insured institution or required to cease and desist from taking certain affirmative actions. Nevertheless, institutions or holding companies may purchase commercial insurance to cover such expenses (except for judgments or penalties) and the institutions or holding company may advance legal expenses to the IAP if its board of directors makes certain specific findings and the IAP agrees in writing to reimburse the institution if it is ultimately determined that the IAP violated a law, regulation or other fiduciary duty.

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

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners' Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations and those of their holding company. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution has the option of complying with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 2000, with 81.5% of its assets invested in qualified thrift investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2000, the Bank's advances from the FHLB of Dallas amounted to $1.2 billion or 37.2% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 2000, the Bank had $58.0 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2000, dividends paid by the FHLB of Dallas to the Bank totaled $4.6 million. Such dividends included a $1.1 million special dividend declared by the FHLB equal to 1.625% of each members' FHLB stock held as of March 31, 2000.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 2000, the Bank was in compliance with such requirements.

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

TAXATION

     FEDERAL TAXATION. The Company and its subsidiaries, which includes the Bank, file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Code in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to 1996 legislation, the Bank no longer is able to utilize a reserve method for determining the bad debt deduction, but is allowed to deduct actual net charge-offs. Further, the Bank's post-1987 tax bad debt reserve is being recaptured into income over a six year period. At December 31, 2000, the Bank had approximately $1.9 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

     In connection with the Southwest Plan Acquisition, the FSLIC Resolution Fund ("FRF") retained all of the future federal income tax benefits (as defined) derived from the federal income tax treatment of certain items, in addition to net operating loss carryforwards, related to the Southwest Plan Acquisition for which the Bank agreed to pay the FRF when actually realized. The provisions for federal income taxes recorded for the years ended December 31, 2000, 1999 and 1998, represent the gross tax liability computed under these tax sharing provisions before reduction for actual federal taxes paid to the Internal Revenue Service. Alternative minimum taxes paid with the federal return in 2000, 1999 and 1998 are available as credit carryforwards to reduce regular federal tax liabilities in future years, over an indefinite period and were partially utilized in 2000. To the extent these credits were generated due to the utilization of other tax benefits retained by the FRF, they will also be treated as tax benefit items. Although the termination of the assistance agreement related to the Southwest Plan Acquisition was effective March 31, 1994, the FRF will continue to receive the related future net tax benefits as defined.

     The Company's Federal income tax returns have not yet been audited by the United States Internal Revenue Service. Generally, the tax returns of the Company since 1997 are subject to review by the Internal Revenue Service.

STATE  TAXATION

     The Company, the Bank, CBCC, Financial Corp and CBIA each pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the applicable entities' Federal taxable income with certain modifications, such as the exclusion of interest earned on Federal obligations.

ITEM  2.     PROPERTIES
             ----------

     The Company's business is conducted from 50 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 2000.

                                                                    Net Book
                                                                    Value of
                                           Owned/Leased             Property
                                            (with Lease                or                        Percent of
                                            Expiration              Leasehold                       Total
Location                                       Date)              Improvements        Deposits    Deposits
---------------------------------       -------------------  -----------------------  ---------  -----------
                                                             (Dollars in thousands)
BRANCH OFFICES:
---------------------------------
1329 North Virginia
Port Lavaca, Texas  77979               Owned                $         135           $  24,695        1.47%
---------------------------------
3207 Westpark Drive
Houston, Texas  77005                   Owned                        2,412              31,159        1.86
---------------------------------
8 Braeswood Square                      Leased;
Houston, Texas  77096                   December 31, 2006              330              66,021        3.94
---------------------------------
408 Walnut
Columbus, Texas  78934                  Owned                          201              52,677        3.14
---------------------------------
870 S. Mason, #100                      Leased;
Katy, Texas  77450                      August 31, 2003                 17              27,965        1.67
---------------------------------
602 Lyons
Schulenburg, Texas  78956               Owned                           72              29,237        1.75
---------------------------------
325 Meyer Street
Sealy, Texas  77474                     Owned                          480              44,141        2.64
---------------------------------
116 E. Post Office
Weimar, Texas  78962                    Owned                           38              24,758        1.48
---------------------------------
323 Boling Road
Wharton, Texas  77488                   Owned                          105              41,565        2.48
---------------------------------
1621 Pine Drive                         Leased;
Dickinson, Texas  77539                 September 30, 2000              --              38,545        2.30
---------------------------------
300 S. Cage
Pharr, Texas 78577                      Owned                          169              14,385        0.86
---------------------------------
295 West Highway 77
San Benito, Texas  78586                Owned                          237              19,157        1.14
---------------------------------
1260 Blalock, Suite 100                 Leased;
Houston, Texas  77055                   January 20, 2004                --              55,293        3.30
---------------------------------
14011 Park Drive, Suite 115             Leased;
Tomball, Texas  77375                   March 14, 2004                   7              25,492        1.52
---------------------------------
915-H North Shepherd                    Leased;
Houston, Texas  77008                   October 31, 2001                40              37,407        2.23
---------------------------------
16000 Stuebner Airline Road, Suite 100  Leased;
Spring, Texas  77379                    September 30, 2005               9              30,213        1.80
---------------------------------
7602 N. Navarro
Victoria, Texas  77904                  Owned                          618              69,212        4.13
---------------------------------
1410 Ed Carey
Harlingen, Texas   78550                Owned                        1,438              11,694        0.70
---------------------------------
4900 N. 10th St., G-1                   Leased;
McAllen, Texas   78504                  August 14, 2001                 30              16,026        0.96
---------------------------------
10838 Leopard Street, Suite A           Leased;
Corpus Christi, Texas   78410           December 31, 2002                7              34,463        2.06
---------------------------------
                                                                                                (continued)

(continued from previous page)
                                                               Net Book
                                                               Value of
                                       Owned/Leased            Property
                                       (with Lease                or                        Percent of
                                        Expiration             Leasehold                       Total
Location                                  Date)              Improvements        Deposits    Deposits
----------------------------------  ------------------  -----------------------  ---------  -----------
                                                        (Dollars in thousands)
---------------------------------
4060 Weber Road                     Leased;
Corpus Christi, Texas   78411       April 30, 2004      $           1           $  50,675        3.03%
----------------------------------
301 E. Main Street
Brenham, Texas   77833              Owned                         132              62,904        3.76
---------------------------------
1192 W. Dallas                      Leased;
Conroe, Texas   77301               December 31, 2003              --              37,292        2.23
----------------------------------
2353 Town Center Dr.                Owned
Sugar Land, Texas   77478                                       1,050              29,874        1.78
---------------------------------
1629 S. Voss                        Owned
Houston, Texas   77057                                          1,407              24,142        1.44
---------------------------------
531-A Highway 1431                  Leased;
Kingsland, Texas   78639            December 31, 2003              --              18,945        1.13
---------------------------------
204 Westmoreland                    Owned
Mason, Texas   76856                                               57              20,485        1.22
---------------------------------
904 Highway 281 North
Marble Falls, Texas   78654         Owned                         160              10,465        0.62
---------------------------------
101 East Polk
Burnet, Texas   78611               Owned                          93              20,960        1.25
---------------------------------
907 Ford
Llano, Texas   78643                Owned                         164              17,853        1.07
---------------------------------
708 East Austin
Giddings, Texas   78942             Owned                         273              28,299        1.69
---------------------------------
5718 Westheimer, Suite 100          Leased;
Houston, Texas 77057                July 31, 2012                  65              66,893        3.99
---------------------------------
8080 Parkwood Circle Drive          Owned
Houston, Texas 77036                                              249              10,070        0.60
---------------------------------
1250 Pin Oak Road
Katy, Texas 77494                   Owned                       1,183              16,012        0.96
---------------------------------
2120 Thompson Highway
Richmond, Texas 77469               Owned                         482              58,999        3.52
---------------------------------
7200 North Mopac                    Leased;
Austin, Texas 78731                 December 31, 2002               8              51,362        3.07
---------------------------------
1112 Seventh Street                 Leased;
Bay City, Texas 77414               April 30, 2002                 --              60,257        3.60
---------------------------------
441 Austin Avenue
Port Arthur, Texas 77640            Owned                         494              33,444        2.00
---------------------------------
1114  Lost Creek Blvd., Suite 100   Leased;
Austin, Texas 78746                 December 31, 2003              19               6,024        0.36
---------------------------------
3302 Boca Chica                     Leased;
Brownsville, Texas 78521            December 31, 2004              --              10,046        0.60
---------------------------------
744 S. East Elizabeth               Leased;
Brownsville, Texas 78520            March 31, 2003                156              18,644        1.11
---------------------------------
1603 Price Road                     Owned
Brownsville, Texas 78521                                          277              17,732        1.06
---------------------------------
700 Padre Blvd., Suite A            Leased;
South Padre Island, Texas 78597     May 31, 2002                   --               7,147        0.43
---------------------------------
2000 N. Conway
Mission, Texas 78572                Owned                       1,106              21,049        1.26
---------------------------------
                                                                                            (continued)

(continued from previous page)

                                                               Net Book
                                                               Value of
                                      Owned/Leased             Property
                                       (with Lease                or                         Percent of
                                       Expiration              Leasehold                        Total
Location                                  Date)              Improvements         Deposits    Deposits
---------------------------------  -------------------  -----------------------  ----------  -----------
                                                        (Dollars in thousands)
---------------------------------
509 South Main                     Leased;
McAllen, Texas 78501               December 22, 2002    $           4           $   38,736        2.31%
---------------------------------
198 South Sam Houston
San Benito, Texas 78586            Owned                        1,017               74,859        4.47
---------------------------------
502 S. Dixieland Road
Harlingen, Texas 78552             Owned                          318               16,304        0.97
---------------------------------
200 Sugar Road
Edinburg, Texas 78539              Owned                          152                7,554        0.45
---------------------------------
300 S. Closner
Edinburg, Texas 78539              Owned                          790               35,581        2.12
---------------------------------
221 East Van Buren
Harlingen, Texas 78550             Owned                        3,591               77,530        4.63
---------------------------------
Corner of Highway 36 and Walenta   Owned -
Rosenberg, Texas                   Under Construction             380                   --          --
---------------------------------
1075 Paredes Line Road             Owned -
Brownsville, Texas 78521           Under Construction             531                   --          --
ADMINISTRATIVE OFFICE(1)
---------------------------------
Coastal Banc Plaza
5718 Westheimer, Suite 600         Leased;
Houston, Texas 77057               July 31, 2012                2,539               30,739        1.84
---------------------------------
STORAGE SITE:
---------------------------------
227 Meyer St.
Sealy, Texas   77474               Owned                           58                   --          --
                                                        -------------           ----------  -----------
     Total                                              $      23,101           $1,674,981      100.00%
                                                        ==============          ==========  ===========


______________________

(1)Includes location of administrative, primary lending and mortgage servicing offices.

The net book value of the Company's investment in premises and equipment totaled $28.1 million at December 31, 2000. At December 31, 2000, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and twenty-eight automatic teller machines, was $1.8 million.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     In January 2000, the Company, through its subsidiary, the Bank, filed a lawsuit against the lead lender on a $25.0 million loan in which the Bank purchased a 40% participation interest. Such lawsuit is described more fully in the Company's Current Report on Form 8-K (No. 000-24526) filed with the SEC on January 12, 2000, which is incorporated herein by reference. The lawsuit is currently scheduled for trial in late June of 2001, or as soon thereafter as the court's docket will permit.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

             Not  applicable.

PART  II
--------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             -------------------------------------------------------------------
             MATTERS
            --------

     The information required herein is incorporated by reference from page 54 of the Company's printed Annual Report to Stockholders for fiscal 2000 ("Annual Report"), which is included herein as Exhibit 13.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

     The information required herein is incorporated by reference from pages 6 through 8 of the Annual Report.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -------------------

     The information required herein is incorporated by reference on pages 9 through 23 of the Annual Report.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

     The information required herein is incorporated by reference from pages 17 through 22 of the Annual Report. The Company's principal market risk exposure is to interest rates.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

     The financial statements and supplementary data required herein are incorporated by reference from pages 25 through 53 of the Annual Report.

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

PART  III
---------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
              --------------------------------------------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the SEC. Otherwise, the requirements of this Item 10 are not applicable.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the SEC.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the SEC.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

     The information required herein is incorporated by reference from the definitive Proxy Statement filed with the SEC.

PART  IV
--------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (a)(1) The following financial statements are incorporated herein by reference from pages 23 through 53 of the Annual Report.

               Report  of  Independent  Certified  Public  Accountants.

              Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

              Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000.

              Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2000.

              Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2000.

              Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000.

              Notes  to  Consolidated  Financial  Statements.

    (a)(2)    There  are no financial statement schedules filed herewith.

    (a)(3)    The  following  exhibits  are filed as part of this report.

Exhibit  No.
------------

     3.1     Articles of Incorporation of the Company (Incorporated by reference to  the  Company's  Registration  Statement  on Form S-4 (No. 33-
             75952) filed on March  2,  1994).
     3.2     Bylaws  of  Company  (Incorporated  by  reference  to the Company's
             Registration  Statement  on  Form  S-4  (No.  33-75952) filed on
             March 2, 1994).
     4       Form of Company common stock certificate (Incorporated by reference to  the  Company's  Registration  Statement  on Form S-4 (No. 33-
             75952) filed on March  2,  1994).
     4.1     Form  of  Indenture  dated as of June 30, 1995, with respect to the
             Company's  10%  Notes,  due  2002  (Incorporated  by  reference to the Company's Registration  Statement  on  Amendment No. 6 to Form
             S-1 (No. 33-91206) filed on June  16,  1995).
     4.2     Certificate  of  Designations,  9.12% Series A Cumulative Preferred
             Stock (Incorporated by reference to the Company's Registration
             Statement on Form S-3  (No. 333-75983)  filed  on  April  9, 1999).
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
             Company's Registration  Statement on Form S-8 (No. 333-80877) filed on June 17, 1999).
     10.4    Change-In-Control  Severance Agreements (Incorporated by reference to  the Company's 1998 Annual Report on Form 10-K (No. 000-24526)
             filed on March 23,  1999).
     10.5    Form  of Amendment No. 1 to Change-In-Control Severance Agreements
             (Incorporated by reference to the Company's 1999 Annual Report on
             Form 10-K (No. 000-24526)  filed  on  March  28,  2000).
     10.6    Change-In-Control  Severance  Agreement
     12      Ratio of earnings  to  combined  fixed charges and preferred stock dividends  (See  Exhibit  13)
     13      Annual  Report  to  Stockholders
     28      Form  of  proxy  mailed  to  stockholders  of  the  Company
     99      Forward-Looking  Information

__________________

          (b) The Company filed no reports on Form 8-K during the last quarter of fiscal 2000.

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

                              COASTAL  BANCORP,  INC.


Date:  March  27,  2001                 By:  /s/  Manuel  J.  Mehos
                                            ----------------------
                                            Manuel  J.  Mehos,
                                            Chairman  of  the  Board  and  Chief
                                            Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Manuel  J.  Mehos                                   Date:  March  27,  2001
----------------------
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer



/s/  R.  Edwin  Allday                                   Date:  March  27,  2001
----------------------
R.  Edwin  Allday,  Director



/s/  D. Fort Flowers, Jr.                                Date:  March 27, 2001
-------------------------
D.  Fort  Flowers,  Jr.,  Director



/s/  Dennis  S.  Frank                                   Date:  March  27,  2001
----------------------
Dennis  S.  Frank,  Director



/s/  Paul  W.  Hobby                                     Date:  March  27,  2001
--------------------
Paul  W.  Hobby,  Director



/s/  Robert  E.  Johnson,  Jr.                           Date:  March 27, 2001
-----------------------------
Robert  E.  Johnson,  Jr.,  Director



/s/  James  C.  Niver                                    Date:  March  27,  2001
---------------------
James  C.  Niver,  Director



/s/  Catherine  N.  Wylie                                Date:  March 27, 2001
-------------------------
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)