Form 10-Q
period 2001-03-31
COASTAL BANCORP INC
filed 2001-05-15
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  March  31,  2001

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

           COMMON STOCK OUTSTANDING:   5,742,264 AS OF APRIL 30, 2001

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------



Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at March 31, 2001
        and December 31, 2000                                                      1

        Consolidated Statements of Income for the Three-Month Periods Ended
        March 31, 2001 and 2000                                                    2

        Consolidated Statements of Comprehensive Income for the Three-Month
        Periods Ended March 31, 2001 and 2000                                      3

        Consolidated Statements of Cash Flows for the Three-Month Periods
        Ended March 31, 2001 and 2000                                              4

        Notes to Consolidated Financial Statements                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             16

Item 3  Quantitative and Qualitative Disclosures About Market Risk                19







PART  II.     OTHER  INFORMATION
---------     ------------------

Item 1  Legal Proceedings                                    20
Item 2  Changes in Securities and Use of Proceeds            20
Item 3  Default upon Senior Securities                       20
Item 4  Submission of Matters to a Vote of Security Holders  20
Item 5  Other Information                                    20
Item 6  Exhibits and Reports on Form 8-K                     20



SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------

                          COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                March 31,    December 31,
                        ASSETS                                    2001           2000
-------------------------------------------------------------  -----------  --------------
                                                               (Unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $   40,861   $      69,730
Federal funds sold. . . . . . . . . . . . . . . . . . . . . .       8,150             869
Loans receivable (note 4) . . . . . . . . . . . . . . . . . .   1,997,286       1,896,228
Mortgage-backed securities held-to-maturity (note 3). . . . .     878,096         885,565
Mortgage-backed securities available-for-sale (note 3). . . .      93,300          94,673
U.S. Treasury securities held-to-maturity . . . . . . . . . .       1,398           1,497
Accrued interest receivable . . . . . . . . . . . . . . . . .      18,283          18,772
Property and equipment. . . . . . . . . . . . . . . . . . . .      27,196          28,086
Stock in the Federal Home Loan Bank of Dallas (FHLB). . . . .      61,729          58,005
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .      23,909          24,611
Prepaid expenses and other assets . . . . . . . . . . . . . .      11,906          13,575
                                                               -----------  --------------
                                                               $3,162,114   $   3,091,611
                                                               ===========  ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------


Liabilities:
 Deposits (note 5). . . . . . . . . . . . . . . . . . . . . .  $1,697,162   $   1,674,981
 Advances from the FHLB (note 6). . . . . . . . . . . . . . .   1,218,145       1,150,305
 Senior notes payable, net (note 7) . . . . . . . . . . . . .      46,900          46,900
 Advances from borrowers for taxes and insurance. . . . . . .       6,806           5,050
 Other liabilities and accrued expenses . . . . . . . . . . .      20,542          47,154
                                                               -----------  --------------
     Total liabilities. . . . . . . . . . . . . . . . . . . .   2,989,555       2,924,390
                                                               -----------  --------------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 10) . . . . . . . . . . . . . . . . .      28,750          28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 12):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding. . . . . . . . . . . . . . . . . . . . . . . .      27,500          27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,737,526 shares issued and 5,737,526 shares
   outstanding at March 31, 2001; 7,677,622 shares issued
   and 5,677,622 shares outstanding at December 31, 2000. . .          77              77
 Additional paid-in capital . . . . . . . . . . . . . . . . .      34,064          33,312
 Retained earnings. . . . . . . . . . . . . . . . . . . . . .     114,773         110,794
 Accumulated other comprehensive loss -
   net unrealized loss on securities available-for-sale . . .      (1,260)         (1,867)
 Treasury stock at cost (2,000,000 shares in 2001
   and 2000). . . . . . . . . . . . . . . . . . . . . . . . .     (31,345)        (31,345)
                                                               -----------  --------------
     Total stockholders' equity . . . . . . . . . . . . . . .     143,809         138,471
                                                               -----------  --------------
                                                               $3,162,114   $   3,091,611
                                                               ===========  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements

                           COASTAL BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended
                                                                               March 31,
                                                                           -----------------
                                                                             2001     2000
                                                                           --------  -------
                                                                              (Unaudited)
Interest income:
 Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $43,001   $38,506
 Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . .   16,258    15,433
 FHLB stock, federal funds sold and other interest-earning assets . . . .      906       975
                                                                           --------  -------
                                                                            60,165    54,914
                                                                           --------  -------
Interest expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,921    16,533
 Advances from the FHLB . . . . . . . . . . . . . . . . . . . . . . . . .   16,763    17,095
 Senior notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .    1,173     1,173
 Other borrowed money . . . . . . . . . . . . . . . . . . . . . . . . . .        3         1
                                                                           --------  -------
                                                                            37,860    34,802
                                                                           --------  -------

   Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . .   22,305    20,112
Provision for loan losses (note 4). . . . . . . . . . . . . . . . . . . .      900     2,400
                                                                           --------  -------
   Net interest income after provision for loan losses. . . . . . . . . .   21,405    17,712
                                                                           --------  -------
Noninterest income:
 Service charges on deposit accounts. . . . . . . . . . . . . . . . . . .    1,761     1,709
 Loan fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      240       348
 Loan servicing income, net . . . . . . . . . . . . . . . . . . . . . . .       --       201
 Loss on derivative instruments (note 8). . . . . . . . . . . . . . . . .     (564)       --
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      385        96
 Gain on sale of mortgage servicing rights. . . . . . . . . . . . . . . .       --     2,172
                                                                           --------  -------
                                                                             1,822     4,526
                                                                           --------  -------
Noninterest expense:
 Compensation, payroll taxes and other benefits . . . . . . . . . . . . .    7,598     7,469
 Office occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,676     2,806
 Data processing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      854       859
 Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . .      702       753
 Insurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .      154       149
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,698     2,858
                                                                           --------  -------
                                                                            14,682    14,894
                                                                           --------  -------
       Income before provision for Federal income taxes, minority
         interest and cumulative effect of accounting change. . . . . . .    8,545     7,344
Provision for Federal income taxes. . . . . . . . . . . . . . . . . . . .    2,614     2,209
                                                                           --------  -------
       Income before minority interest and cumulative effect of
         accounting change. . . . . . . . . . . . . . . . . . . . . . . .    5,931     5,135
Minority interest - preferred stock dividends of Coastal Banc ssb . . . .      647       647
                                                                           --------  -------
       Income before cumulative effect of accounting change . . . . . . .    5,284     4,488
Cumulative effect of change in accounting for derivative instruments,
       net of tax (note 8). . . . . . . . . . . . . . . . . . . . . . . .     (104)       --
                                                                           ========  =======
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,180   $ 4,488
                                                                           ========  =======
     Net income available to common stockholders. . . . . . . . . . . . .  $ 4,553   $ 3,861
                                                                           ========  =======
Basic earnings per  share before cumulative effect of accounting change .  $  0.81   $  0.61
                                                                           ========  =======
Basic earnings per share (note 9) . . . . . . . . . . . . . . . . . . . .  $  0.80   $  0.61
                                                                           ========  =======
Diluted earnings per share before cumulative effect of accounting change.  $  0.78   $  0.60
                                                                           ========  =======
Diluted earnings per share (note 9) . . . . . . . . . . . . . . . . . . .  $  0.76   $  0.60
                                                                           ========  =======








See  accompanying  Notes  to  Consolidated  Financial  Statements



                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                             Three Months Ended
                                                                 March 31,
                                                              ----------------
                                                               2001     2000
                                                              ------  --------
                                                                (Unaudited)


Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $5,180  $ 4,488

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities available-for-sale
   arising during period . . . . . . . . . . . . . . . . . .     607   (1,898)
                                                              ------  --------

Total comprehensive income . . . . . . . . . . . . . . . . .  $5,787  $ 2,590
                                                              ======  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements



                            COASTAL BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)


                                                                       Three  Months  Ended
                                                                             March 31,
                                                                             ---------

                                                                          2001        2000
                                                                       ----------  ----------
                                                                           (Unaudited)

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,180   $   4,488
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets. .      1,979       2,305
 Net premium amortization (discount accretion). . . . . . . . . . . .       (127)        248
 Provision for loan losses. . . . . . . . . . . . . . . . . . . . . .        900       2,400
 Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . .        702         753
 Originations and purchases of mortgage loans held for sale . . . . .     (5,207)         --
 Sales of mortgage loans held for sale. . . . . . . . . . . . . . . .      5,233
 Stock dividends from the FHLB. . . . . . . . . . . . . . . . . . . .       (821)       (920)
 Gain on sale of mortgage servicing rights. . . . . . . . . . . . . .         --      (2,172)
 Loss on derivative instruments . . . . . . . . . . . . . . . . . . .        724          --
 Decrease (increase) in:
   Accrued interest receivable. . . . . . . . . . . . . . . . . . . .        489      (2,317)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,229)      5,671
                                                                       ----------  ----------

   Net cash provided (used) by operating activities . . . . . . . . .    (17,177)     10,456
                                                                       ----------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold . . . . . . . . . . . . . . . . .     (7,281)     (9,200)
 Purchase of U.S. Treasury securities . . . . . . . . . . . . . . . .         --        (692)
 Principal repayments on mortgage-backed securities held-to-maturity.      7,422       7,604
 Principal repayments on mortgage-backed securities
   available-for-sale . . . . . . . . . . . . . . . . . . . . . . . .      2,299         874
 Principal repayments on U.S. Treasury securities . . . . . . . . . .        100          --
 Purchases of loans receivable. . . . . . . . . . . . . . . . . . . .    (92,955)   (225,226)
 Net (increase) decrease in loans receivable. . . . . . . . . . . . .     (9,449)     54,847
 Net purchases of property and equipment. . . . . . . . . . . . . . .       (286)       (240)
 Purchases of FHLB stock. . . . . . . . . . . . . . . . . . . . . . .     (2,903)     (7,603)
 Proceeds from the sale of mortgage servicing rights. . . . . . . . .         --       1,127
                                                                       ----------  ----------

   Net cash used by investing activities. . . . . . . . . . . . . . .   (103,053)   (178,509)
                                                                       ----------  ----------

                              COASTAL BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                          (IN THOUSANDS)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2001          2000
                                                                        ------------  ------------
                                                                                (Unaudited)

Cash flows from financing activities:
 Net increase in deposits. . . . . . . . . . . . . . . . . . . . . . .  $    22,214   $    12,233
 Advances from the FHLB. . . . . . . . . . . . . . . . . . . . . . . .    3,516,099     2,655,303
 Principal payments on advances from the FHLB. . . . . . . . . . . . .   (3,448,259)   (2,511,653)
 Net increase in advances from borrowers for taxes and insurance . . .        1,756         1,857
 Exercise of stock options for purchase of common stock, net . . . . .          752           229
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,201)       (1,135)
                                                                        ------------  ------------
   Net cash provided by financing activities . . . . . . . . . . . . .       91,361       156,834
                                                                        ------------  ------------

   Net decrease in cash and cash equivalents . . . . . . . . . . . . .      (28,869)      (11,219)
 Cash and cash equivalents at beginning of period. . . . . . . . . . .       69,730        48,098
                                                                        ------------  ------------
 Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $    40,861   $    36,879
                                                                        ============  ============

 Supplemental schedule of cash flows-interest paid . . . . . . . . . .  $    35,821   $    34,003
                                                                        ============  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable. . . . . . . . . . . . . . . . . .  $       593   $       814
                                                                        ============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the Untied States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On  August  27,  1998, December 21, 1998, February 25, 1999, April 27, 2000
     and July 27, 2000, the Board of Directors authorized five separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of March 31, 2001, 2,000,000 shares had been repurchased in the open market at an average repurchase price of $15.67 per share for a total cost of $31.3 million, with no shares from the July 27, 2000 authorization having been repurchased to date. Book value per common share at March 31, 2001 was $19.60.


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

(3)  MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities at March 31, 2001 were as follows (dollars in thousands):

                                       Gross         Gross
                        Amortized   Unrealized    Unrealized    Market
                           Cost        Gains        Losses       Value
                        ----------  -----------  ------------  ---------
Held-to-maturity:
 REMICS - Agency . . .  $  640,326  $     2,135  $    (8,301)  $ 634,160
 REMICS - Non-agency       166,184           34       (2,418)    163,800
 FNMA certificates . .      48,714           45          (22)     48,737
 GNMA certificates . .      16,855          200           --      17,055
 Non-agency securities       6,017           26         (140)      5,903
                        ----------  -----------  ------------  ---------
                        $  878,096  $     2,440  $   (10,881)  $ 869,655
                        ==========  ===========  ============  =========

Available-for-sale:
 REMICS - Agency . . .  $   77,421  $        --  $    (1,979)  $  75,442
 GNMA certificates . .      17,817           41           --      17,858
                        ----------  -----------  ------------  ---------
                        $   95,238  $        41  $    (1,979)  $  93,300
                        ==========  ===========  ============  =========

     Mortgage-backed securities at December 31, 2000 were as follows (dollars in thousands):

                                       Gross         Gross
                        Amortized   Unrealized    Unrealized    Market
                           Cost        Gains        Losses       Value
                        ----------  -----------  ------------  ---------
Held-to-maturity:
 REMICS - Agency . . .  $  642,588  $     1,370  $   (18,368)  $ 625,590
 REMICS - Non-agency       168,886            9       (7,337)    161,558
 FNMA certificates . .      50,128            5         (680)     49,453
 GNMA certificates . .      17,681          104           --      17,785
 Non-agency securities       6,282           --         (151)      6,131
                        ----------  -----------  ------------  ---------
                        $  885,565  $     1,488  $   (26,536)  $ 860,517
                        ==========  ===========  ============  =========

Available-for-sale:
 REMICS - Agency . . .  $   77,449  $        --  $    (2,838)  $  74,611
 GNMA certificates . .      20,095            2          (35)     20,062
                        ----------  -----------  ------------  ---------
                        $   97,544  $         2  $    (2,873)  $  94,673
                        ==========  ===========  ============  =========

(4)  LOANS RECEIVABLE

     Loans receivable at March 31, 2001 and December 31, 2000 were as follows (dollars in thousands):

                                                    March 31, 2001    December 31, 2000
                                                   ----------------  -------------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential . . .  $       955,929   $          908,841
 Commercial . . . . . . . . . . . . . . . . . . .          381,444              347,921
 Multifamily. . . . . . . . . . . . . . . . . . .          216,770              224,361
 Residential construction . . . . . . . . . . . .          170,082              157,950
 Acquisition and development. . . . . . . . . . .          143,649              133,005
 Commercial construction. . . . . . . . . . . . .           97,325               90,256
Commercial loans, secured by residential mortgage
 loans held for sale. . . . . . . . . . . . . . .            9,114                8,518
Commercial, financial and industrial. . . . . . .          124,684              120,420
Loans secured by savings deposits . . . . . . . .           14,174               13,681
Consumer and other loans. . . . . . . . . . . . .           52,162               56,522
                                                   ----------------  -------------------
                                                         2,165,333            2,061,475
Loans in process. . . . . . . . . . . . . . . . .         (146,357)            (142,451)
Allowance for loan losses . . . . . . . . . . . .          (14,182)             (14,507)
Unearned interest and  loan fees. . . . . . . . .           (3,716)              (3,864)
Discount on purchased loans, net. . . . . . . . .           (3,792)              (4,425)
                                                   ----------------  -------------------

                                                   $     1,997,286   $        1,896,228
                                                   ================  ===================

Weighted average yield. . . . . . . . . . . . . .             8.81%                9.38%
                                                   ================  ===================


     At March 31, 2001, Coastal had outstanding commitments to originate or purchase $132.6 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $97.1 million. In addition, at March 31, 2001, Coastal had $8.7 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At March 31, 2001 and December 31, 2000, the carrying value of loans that were considered to be impaired totaled approximately $4.9 million and $4.4 million, respectively and the related allowance for loan losses on those impaired loans totaled $914,000 and $1.6 million at March 31, 2001 and December 31, 2000, respectively. Of the impaired loans outstanding, one loan with a balance of $625,000 at March 31, 2001 and a balance of $650,000 at December 31, 2000 did not have a specific portion of the allowance for loan losses allocated to it at each respective date. The average recorded investment in impaired loans during the three months ended March 31, 2001 and 2000 was $4.9 million and $2.7 million, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000 is as follows (in thousands):



                               Three Months Ended March 31,
                              ----------------------------
                                     2001      2000
                                   --------  --------
     Balance, beginning of period  $14,507   $10,493
     Provision for loan losses. .      900     2,400
     Charge-offs. . . . . . . . .   (1,260)     (283)
     Recoveries . . . . . . . . .       35       284
                                   --------  --------

     Balance, end of period . . .  $14,182   $12,894
                                   ========  ========


     During the three months ended March 31, 2001, charge-offs include the charge-off of an $821,000 unsecured commercial overdraft loan that was determined to be uncollectible.

     Effective March 31, 2000, Coastal sold its rights to service approximately $389.1 million of mortgage loans for third party investors and recorded a nonrecurring gain of $2.2 million. Coastal continues to service the loans in its own loans receivable portfolio.

(5)  DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at March 31, 2001 and December 31, 2000, are summarized as follows (dollars in thousands):

                                 Stated Rate     March 31, 2001    December 31, 2000
                                --------------  ----------------  -------------------
Noninterest-bearing checking .           0.00%  $        85,264   $           80,849
Interest-bearing checking. . .  0.75  -  2.00            66,016               61,046
Savings accounts . . . . . . .  1.49  -  3.00            45,978               43,891
Money market demand accounts .  0.00  -  6.31           370,193              374,210
                                                ----------------  -------------------

                                                        567,451              559,996
                                                ----------------  -------------------

Certificate accounts . . . . .  2.00  -  2.99               216                  111
                                3.00  -  3.99             2,901                  475
                                4.00  -  4.99            99,133               39,930
                                5.00  -  5.99           301,978              261,398
                                6.00  -  6.99           720,113              807,684
                                7.00  -  7.99             5,181                5,166
                                8.00  -  8.99                68                   67
                                9.00  -  9.99                99                   99
                                                ----------------  -------------------
                                                      1,129,689            1,114,930
                                                ----------------  -------------------

Premium on purchased deposits                                22                   55
                                                ----------------  -------------------

                                                $     1,697,162   $        1,674,981
                                                ================  ===================

Weighted average interest rate                             4.77%                4.83%
                                                ================  ===================

     The scheduled maturities of certificate accounts outstanding at March 31, 2001 were as follows (dollars in thousands):


                           March 31, 2001
                           ---------------

   0 through 12 months. .  $     1,054,023
 13 through 24 months . .           52,790
 25 through 36 months . .           13,119
 37 through 48 months . .            5,552
 49 through 60 months . .            3,914
           Over 60 months              291
                           ---------------
                           $     1,129,689
                           ===============

(6)  ADVANCES FROM THE FHLB

     The weighted average interest rates on advances from the FHLB at March 31, 2001 and December 31, 2000 were 5.21% and 6.48%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 2001 are summarized as follows (dollars in thousands):





                          Weighted
Due during the year       Average
ending December 31,    Interest Rate            Amount
-------------------    --------------           ------
2001. . . . . . . .           5.10%          $  789,416
2002. . . . . . . .           5.32              389,539
2003. . . . . . . .           6.94                5,969
2004. . . . . . . .           5.80                5,409
2005. . . . . . . .           6.20                  464
2006. . . . . . . .           6.81                3,383
2007. . . . . . . .           6.64                1,287
2008. . . . . . . .           5.63                1,953
2009. . . . . . . .           8.04                4,045
2010. . . . . . . .           6.73                  987
2011. . . . . . . .           6.56                1,379
2012. . . . . . . .           5.76                  292
2013. . . . . . . .           5.76                7,737
2014. . . . . . . .           5.44                2,988
2015. . . . . . . .           6.68                1,747
2018. . . . . . . .           5.05                1,550
                     --------------          ----------

                              5.21%          $1,218,145
                     ==============          ==========

     Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.


(7)  SENIOR NOTES PAYABLE

     On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes became redeemable at Coastal's option, in whole or in part, on June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes is payable quarterly. During 1999, Coastal, after receipt of unsolicited offers, repurchased $3.1 million of the Senior Notes outstanding at par.

(8)  DERIVATIVE INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments include interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and interest rate cap agreements, as described below. Coastal utilizes interest rate swap and interest rate cap agreements to reduce its exposure to floating interest rates by altering the interest rate sensitivity of a portion of its variable-rate assets and borrowings. Effective January 1, 2001, Coastal adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133.") Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. The interest rate swap and cap agreements held by Coastal were determined to not qualify for hedge accounting, therefore on implementation of Statement 133, Coastal recorded a transition adjustment to record these derivative instruments at fair value. On January 1, 2001, Coastal recorded a transition adjustment loss of $160,000, or $104,000 net of the tax effect, as the cumulative effect of the change in accounting for derivative instruments to record the fair value of Coastal's derivative instruments in the consolidated statements of income. For the quarter ended March 31, 2001, Coastal recorded an additional fair value loss on these derivative instruments of $564,000. The decrease in the fair value of the interest rate swap and cap agreements during the first quarter of 2001 was due to the decrease in overall market interest rates during the period.

     At March 31, 2001, Coastal had interest rate swap and cap agreements having notional principal amounts totaling $19.7 million and $127.6 million, respectively. The terms of the interest rate swap agreements outstanding at March 31, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):




                                                                                Fair Value at
                                                      Floating Rate                End of
                       Notional      LIBOR     Fixed       at                   Period (asset
Maturity                Amount       Index     Rate   End of Period            or (liability))
---------------------  ---------  -----------  -----  -------------  -----------------------------------
At March 31, 2001:
2003. . . . . . . . .  $   4,890  One-month    5.345          5.218  $                              (38)
2004. . . . . . . . .      3,735  One-month    5.635          5.164                                 (74)
2005. . . . . . . . .     11,095  Three-month  6.500          5.104                                (587)
                       ---------                                     -----------------------------------
                       $  19,720                                     $                             (699)
                       =========                                     ===================================

                                                                       Fair Value at End of Period (gain
                                                                                 or (loss))
                                                                     -----------------------------------
At December 31, 2000:
2003. . . . . . . . .  $   5,523  One-month    5.345          6.821  $                               32
2004. . . . . . . . .      3,758  One-month    5.635          6.710                                  11
2005. . . . . . . . .     11,095  Three-month  6.500          6.736                                (176)
                       ---------                                     -----------------------------------
                       $  20,376                                     $                             (133)
                       =========                                     ===================================


     The interest rate swap agreements provide for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement. The weighted average interest rate of payments received on all of the interest rate swap agreements was approximately 6.10% and the weighted average interest payment rate on all of the interest rate swap agreements was approximately 6.13% for the three months ended March 31, 2001. Payments on the interest rate swap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The interest rate swap agreements are used to alter the interest rate sensitivity of a portion of Coastal's variable-rate borrowings. As such, Coastal records net interest expense or income related to these agreements on a monthly basis in interest expense in the accompanying consolidated statements of income. The net interest expense related to these agreements was $1,000 for the three months ended March 31, 2001 and the net reduction in interest expense was $19,000 for the three months ended March 31, 2000. Coastal had pledged approximately $802,000 of mortgage-backed securities to secure interest rate swap agreements at March 31, 2001.


     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 7.5% to 9.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was $34,000 at March 31, 2001, which is the recorded book value of such agreements due to the implementation of Statement 133. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements was approximately $6,000 for the three months ended March 31, 2001 and 2000, respectively. No payments were made to Coastal under the interest rate cap agreements during the three months ended March 31, 2001 or 2000.



          Interest rate cap agreements outstanding at March 31, 2001 expire as follows (dollars in thousands):




Year of       Strike Rate    Notional
Expiration       Range        Amount
-----------  --------------  ---------
2001. . . .           7.50%  $   3,265
2002. . . .  8.75  -  9.00      16,600
2003. . . .  8.00  -  9.00     107,687
                            ----------
                               127,552
                            ===========



     Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market its assets and liabilities to expected market level changes in an instantaneous shock of plus and minus 200 basis points on a quarterly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, including off-balance sheet items, as well as potential changes in net interest income.

     The fluctuation in the market value of securities, however, has no effect on the level of earnings of Coastal because the securities are categorized as "held-to-maturity" or "available-for-sale."

     Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap and attempts to control this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(9)  EARNINGS PER SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three-month periods ended March 31, 2001 and 2000 (dollars in thousands, except per share data):

                                                                   Three Months Ended
                                                                        March 31,
                                                                     ------------------
                                                                        2001        2000
                                                                  ----------  ----------

Net income                                                        $    5,180  $    4,488
Preferred stock dividends                                                627         627
                                                                  ----------  ----------
Net income available to common stockholders                       $    4,553  $    3,861
                                                                  ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,717,043   6,345,075
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         284,778     130,726
                                                                  ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,001,821   6,475,801
                                                                  ==========  ==========
Basic EPS                                                         $     0.80  $     0.61
                                                                  ==========  ==========
Diluted EPS                                                       $     0.76  $     0.60
                                                                  ==========  ==========


     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of March 31, 2001 and 2000, Coastal had 2,000,000 and 1,283,679 common shares in treasury, respectively.

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

     At March 31, 2001, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):

                                                                           Minimum For Capital   Well-Capitalized
                                                           Actual           Adequacy Purposes      Requirements
                                                     -------------------  ------------------      -------------
Capital Requirement                                  Amount          Ratio    Amount    Ratio    Amount    Ratio
--------------------                       ------------------  -------------  --------  ------  --------  ------

 Tier 1 (core)                             $          191,005          6.22%  $122,762   4.00%  $153,453   5.00%
 Tier 1 risk-based                                    191,005          9.86     77,486   4.00    116,229   6.00
 Total risk-based                                     205,187         10.59    154,972   8.00    193,715  10.00

     As of March 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1
     (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12) COASTAL BANCORP, INC. PREFERRED STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------
        RESULTS  OF  OPERATIONS
        -----------------------

Financial  Condition
--------------------

     Total assets increased 2.3% or $70.5 million from December 31, 2000 to March 31, 2001. The net increase resulted primarily from an increase of $101.1 million in loans receivable, in addition to increases of $7.3 million and $3.7 million in federal funds sold and stock in the FHLB, respectively. These increases were only slightly offset by decreases of $28.9 million, $7.5 million and $1.4 million in cash and cash equivalents, mortgage-backed securities held-to-maturity and mortgage-backed securities available-for-sale, respectively, and other small changes in other categories. The increase in loans receivable was primarily due to bulk residential mortgage loan purchases of $93.4 million and new loan originations, offset by principal payments received. The decrease in mortgaged-backed securities was due to principal payments received.

     Deposits increased $22.2 million or 1.3% from December 31, 2000 to March 31, 2001 and advances from the FHLB increased 5.9% or $67.8 million. Stockholders' equity increased 3.9% or $5.3 million from December 31, 2000 to March 31, 2001 as a result of net income and a $607,000 decrease in accumulated other comprehensive loss, offset by dividends declared.


Results of Operations for the Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------------

General
-------

     For the three months ended March 31, 2001, net income was $5.2 million compared to $4.5 million for the three months ended March 31, 2000. The increase was primarily due to a $2.2 million increase in net interest income, a $1.5 million decrease in the provision for loan losses and a $212,000 decrease in noninterest expense. These changes were somewhat offset by a $2.7 million decrease in noninterest income (which includes a $564,000 fair value loss on derivative instruments due to the adoption of Statement 133), a $405,000 increase in the provision for income taxes and a $104,000 (net of tax) cumulative transition adjustment loss also due to the adoption of Statement 133. The decrease in noninterest income was primarily due to a $2.2 million nonrecurring gain recorded on the sale of Coastal's mortgage servicing rights in 2000 and the Statement 133 effect as noted above.


Interest  Income
----------------

     Interest income for the three months ended March 31, 2001 increased $5.3 million or 9.6% from the three months ended March 31, 2000. The increase was due to an increase in average interest-earning assets of $94.3 million and an increase in the average yield of 0.46% to 8.04% for the three months ended March 31, 2001. Interest income on loans receivable increased $4.5 million due to a $129.3 million increase in the average balance and an increase in the average yield to 8.83% for the three months ended March 31, 2001 from 8.47% for the same period in 2000. Interest income on mortgage-backed securities increased $825,000 due to an increase in the average yield to 6.64% for the three months ended March 31, 2001 from 6.08% for the same period in 2000, offset by a decrease in the average balance of $36.6 million.


     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets decreased $69,000. Total interest-earning assets for the three months ended March 31, 2001 averaged $3.0 billion as compared to $2.9 billion for the three months ended March 31, 2000.


Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $37.9 million for the three months ended March 31, 2001, as compared to $34.8 million for the same period in 2000. The increase in interest expense was due to an increase in the average rate paid on interest-bearing liabilities to 5.54% for the three months ended March 31, 2001 from 5.18% for the three months ended March 31, 2000 and a $76.6 million increase in the average balance of interest-bearing liabilities. The 0.36% increase in the average rate paid on interest-bearing liabilities was due primarily to the increased rate paid on interest-bearing deposits of 0.79%, somewhat offset by a 0.15% decrease in the rates paid on advances from the FHLB due to the decrease in overall wholesale funding costs in 2001. The increase in average interest-bearing liabilities consisted primarily of a $55.5 million increase in average interest-bearing deposits and a $21.2 million increase in average advances from the FHLB.


Net  Interest  Income
---------------------

     Net interest income was $22.3 million for the three months ended March 31, 2001 and $20.1 million for the same period in 2000. This increase was primarily due to the increase in net interest margin. Net interest margin ("Margin") was 2.98% for the three months ended March 31, 2001 compared to 2.78% for the three months ended March 31, 2000. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.50% for the three months ended March 31, 2001 from 2.40% for the three months ended March 31, 2000. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 2001 and 2000 were 2.77% and 2.68%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the 0.46% increase in the average yield on interest-earning assets, primarily on loans receivable, offset by a 0.36% increase in the average rate paid on interest-bearing liabilities. Average net interest-earning assets increased $17.7 million from the three months ended March 31, 2000 to the three months ended March 31, 2001.


     During the three months ended March 31, 2001, Coastal's net interest income has benefited from the reduction in overall market interest rates. This benefit has been due to the timing difference experienced by Coastal because of the fact that a large portion of Coastal's borrowings are short term in nature and reprice more rapidly than the assets held by Coastal.






     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits.


Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $900,000 for the three months ended March 31, 2001 compared to $2.4 million for the three months ended March 31, 2000. During 2000 and into 2001, Coastal is focusing on increasing the size of Coastal's commercial loan portfolio. As such, Coastal continues to execute on its plan to eventually build the allowance for loan losses to a benchmark of approximately 100% of nonperforming loans. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing interest. At March 31, 2001, Coastal had nonperforming loans totaling $22.0 million. Of these nonperforming loans, $17.1 million, or 78%, were first lien residential (single family) mortgage loans, $2.7 million were commercial real estate loans, $1.3 million were commercial, financial and industrial loans with the balance in the residential construction and consumer and other categories. At March 31, 2001, the allowance for loan losses as a percentage of nonperforming loans was 64.4% compared to 68.3% at December 31, 2000.


     Although no assurance can be given, management believes that the allowance for loan losses at March 31, 2001 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and the resulting allowance for loan losses are necessary.


Noninterest  Income
-------------------

     For the three months ended March 31, 2001, noninterest income decreased $2.7 million to $1.8 million, compared to $4.5 million for the three months ended March 31, 2000. The decrease in noninterest income was primarily due to the $2.2 million non-recurring gain recorded on the sale of Coastal's mortgage servicing rights during the three months ended March 31, 2000 and the related loss of the servicing income and loan fees during the periods subsequent to the sale. In addition to the servicing sale, the effect of the fair value loss on derivative instruments of $564,000 recorded during the three months ended March 31, 2001 pursuant to Statement 133 was a factor in the decrease in total noninterest income. In addition to these items, comparing the first quarter in 2001 to the first quarter in 2000, service charges on deposit accounts increased $52,000 and other noninterest income increased $289,000.


Noninterest  Expense
--------------------

     For the three months ended March 31, 2001, noninterest expense decreased $212,000 from the three months ended March 31, 2000. The decrease in noninterest expense was primarily due to decreases of $160,000 and $130,000 in other noninterest expense and office occupancy, respectively, partially offset by a $129,000 increase in compensation, payroll taxes and other benefits, in addition to small changes in other categories.


Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the three months ended March 31, 2001 was $2.6 million compared to $2.2 million for the three months ended March 31, 2000. The increase was due to the increased income before provision for federal income taxes, minority interest and cumulative effect of accounting change in 2001, with the effective tax rate for both periods being approximately 30%.


Liquidity  and  Capital  Resources
----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At March 31, 2001, Coastal had binding commitments to originate or purchase loans totaling approximately $132.6 million and had $146.4 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 2001 totaled $1.1 billion. Management believes that Coastal has adequate resources to fund all of its commitments.


     As of March 31, 2001, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

Forward-Looking  Information
----------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.


     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and warehouse and loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 27, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in Coastal's interest rate risk position since December 31, 2000. Coastal's principal market risk exposure is to interest rates. See note 8 of the Notes to Consolidated Financial Statements.

PART  II  -  OTHER  INFORMATION

Item 1. Legal Proceedings
        -----------------


In January 2000, Coastal, through its subsidiary, the Bank, filed a lawsuit against the lead lender on a $25.0 million loan in which the Bank purchased a 40% participation interest. Such lawsuit is described more fully in Coastal's Current Report on Form 8-K filed on January 12, 2000. The lawsuit is currently scheduled for trial in the fall of 2001, or as soon thereafter as the court's docket will permit.

In addition to the above, Coastal is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of Coastal.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     Not  applicable.

Item 3. Default Upon Senior Securities
        ------------------------------

     Not  applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     Not  applicable.

Item 5. Other Information
        ------------------

     Not  applicable.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

     Not  applicable.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:     5/15/01                                   By     /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                                        Chairman  of  the  Board
                                                       Chief  Executive  Officer









Dated:     5/15/01                           By     /s/  Catherine  N.Wylie
           -------                                       ------------------
                                                       Catherine  N.  Wylie
                                                  Chief  Financial  Officer