Form 10-Q
period 2001-06-30
COASTAL BANCORP INC
filed 2001-08-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  June  30,  2001

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

                                  YES   X   NO
                                     ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            COMMON STOCK OUTSTANDING:  5,766,747  AS OF JULY 31, 2001

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------




Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at June 30, 2001
        and December 31, 2000                                                      1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 2001 and 2000                                                     2

        Consolidated Statements of Income for the Three-Month Periods Ended
        June 30, 2001 and 2000                                                     3

        Consolidated Statements of Comprehensive Income for the Six-Month and
        Three-Month Periods Ended June 30, 2001 and 2000                           4

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 2001 and 2000                                               5

        Notes to Consolidated Financial Statements                                 7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             17

Item 3  Quantitative and Qualitative Disclosures About Market Risk                23







PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    24
Item 2  Changes in Securities and Use of Proceeds            24
Item 3  Default upon Senior Securities                       24
Item 4  Submission of Matters to a Vote of Security Holders  24
Item 5  Other Information                                    24
Item 6  Exhibits and Reports on Form 8-K                     24




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                  COASTAL BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      June 30,               December 31,
ASSETS                                                                  2001                     2000
------------------------------------------------------               ----------              ------------
                                                                     (Unaudited)
Cash and cash equivalents                                            $   37,485                $   69,730
Federal funds sold                                                        6,570                       869
Loans receivable (note 4)                                             1,990,914                 1,896,228
Mortgage-backed securities held-to-maturity (note 3)                    851,649                   885,565
Mortgage-backed securities available-for-sale (note 3)                   90,868                    94,673
U.S. Treasury securities held-to-maturity                                 1,399                     1,497
Accrued interest receivable                                              17,404                    18,772
Property and equipment                                                   27,057                    28,086
Stock in the Federal Home Loan Bank of Dallas (FHLB)                     34,898                    58,005
Goodwill                                                                 23,215                    24,611
Prepaid expenses and other assets                                        13,554                    13,575
                                                                     ----------                ----------
                                                                     $3,095,013                $3,091,611
                                                                     ==========                ==========




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------


Liabilities:
 Deposits (note 5). . . . . . . . . . . . . . . . . . . . .       .  $1,691,496              $1,674,981
 Advances from the FHLB (note 6). . . . . . . . . . . . . .       .     666,158               1,150,305
 Securities sold under agreements to repurchase and federal
   funds purchased (note 6) . . . . . . . . . . . . . . . . .           483,180                      --
 Senior notes payable, net (note 7) . . . . . . . . . . . . .            46,900                  46,900
 Advances from borrowers for taxes and insurance. . . . . . .            10,105                   5,050
 Other liabilities and accrued expenses . . . . . . . . . . .            18,718                  47,154
                                                                     -----------             -----------
     Total liabilities. . . . . . . . . . . . . . . . . . . .         2,916,557               2,924,390
                                                                      ----------              ----------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 10) . . . . . . . . . . . . . . . . .            28,750                  28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 12):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding. . . . . . . . . . . . . . . . . . . . . . . .            27,500                 27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,760,199 shares issued and 5,760,199 shares
   outstanding at June 30, 2001; 7,677,622 shares issued
   and 5,677,622 shares outstanding at December 31, 2000. . .                78                     77
 Additional paid-in capital . . . . . . . . . . . . . . .       . .      34,352                 33,312
 Retained earnings. . . . . . . . . . . . . . . . . . . . . .           119,445                110,794
 Accumulated other comprehensive loss -
   unrealized loss on securities available-for-sale . . . . .              (324)                (1,867)
 Treasury stock at cost (2,000,000 shares in 2001
   and 2000). . . . . . . . . . . . . . . . . . . . . . . . .           (31,345)               (31,345)
                                                                     -----------            -----------
     Total stockholders' equity . . . . . . . . . . . . . . .           149,706                138,471
                                                                     -----------            -----------
                                                                     $3,095,013             $3,091,611
                                                                    ===========             ===========



See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                         ------------------
                                                                                                             2001        2000
                                                                                                          --------    --------
                                                                                                                (Unaudited)
Interest income:
 Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  84,079   $ 81,120
 Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,987     31,244
 FHLB stock, federal funds sold and other interest-earning assets . . . . . . . . . . . . . . . .              1,522      3,148
                                                                                                             ---------  --------
                                                                                                             116,588    115,512
                                                                                                            ----------  --------
Interest expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             38,982     33,983
 Advances from the FHLB . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             25,960     36,489
 Other borrowed money . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,578          1
 Senior notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,345      2,345
                                                                                                            ----------  --------
                                                                                                              71,865     72,818
                                                                                                             ---------  --------

   Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             44,723     42,694
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,100      3,990
                                                                                                             ----------  -------
   Net interest income after provision for loan losses. . . . . . . . . . . . . . . . . . . . . .             42,623     38,704
                                                                                                             -------     -------

Noninterest income:
 Service charges on deposit accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,621      3,453
 Loan fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                600        599
 Loan servicing income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --        244
 Gain (loss) on derivative instruments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (443)        --
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,028        582
 Gain on sale of mortgage servicing rights. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --      2,172
                                                                                                             ---------  --------
                                                                                                               4,806      7,050
                                                                                                            ---------  --------
Noninterest expense:
 Compensation, payroll taxes and other benefits . . . . . . . . . . . . . . . . . . . . . . . . .             15,206     14,713
 Office occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,517      5,680
 Data processing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,687      1,700
 Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,397      1,514
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,448      5,680
                                                                                                             ---------   -------
                                                                                                              29,255     29,287
                                                                                                             ---------  --------
       Income before provision for Federal income taxes, minority
         interest and cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .             18,174     16,467
Provision for Federal income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,606      5,040
                                                                                                             ---------  --------
       Income before minority interest and cumulative effect of
         accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,568     11,427
Minority interest - preferred stock dividends of Coastal Banc ssb . . . . . . . . . . . . . . . .              1,294      1,294
                                                                                                             ---------  --------
       Income before cumulative effect of accounting change . . . . . . . . . . . . . . . . . . .             11,274     10,133

Cumulative effect of change in accounting for derivative instruments, net of tax (note 8)                       (104)        --
                                                                                                          -----------  --------
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   11,170   $ 10,133
                                                                                                          ==========   ========
     Net income available to common stockholders. . . . . . . . . . . . . . . . . . . . . . . . .         $    9,916   $  8,879
                                                                                                          ===========  ========
Basic earnings per  share before cumulative effect of accounting change . . . . . . . . . . . . .         $     1.75   $   1.45
                                                                                                          ===========  ========
Basic earnings per common share (note 9). . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     1.73   $   1.45
                                                                                                          ===========  ========
Diluted earnings per share before cumulative effect of accounting change. . . . . . . . . . . . .         $     1.66   $   1.42
                                                                                                          ===========  ========
Diluted earnings per common share (note 9). . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     1.64   $   1.42
                                                                                                          ===========  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                            Three Months Ended
                                                                                 June 30,
                                                                           --------------------
                                                                                 2001       2000
                                                                              --------  -------
                                                                                  (Unaudited)

Interest income:
 Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . .             $  41,078  $42,614
 Mortgage-backed securities. . . . . . . . . . . . . . . . . . . .                14,729   15,811
 FHLB stock, federal funds sold and other interest-earning assets.                   616    2,173
                                                                                 -------  -------
                                                                                  56,423   60,598
                                                                                 -------  -------

Interest expense:
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                19,061   17,450
 Advances from the FHLB. . . . . . . . . . . . . . . . . . . . . .                 9,197   19,394
 Other borrowed money. . . . . . . . . . . . . . . . . . . . . . .                 4,575       --
 Senior notes payable. . . . . . . . . . . . . . . . . . . . . . .                 1,172    1,172
                                                                                 -------  -------
                                                                                  34,005   38,016
                                                                                 -------  -------

   Net interest income . . . . . . . . . . . . . . . . . . . . . .                22,418   22,582
Provision for loan losses. . . . . . . . . . . . . . . . . . . . .                 1,200    1,590
                                                                                 -------  -------
   Net interest income after provision for loan losses . . . . . .                21,218   20,992
                                                                                 -------  -------

Noninterest income:
 Service charges on deposit accounts . . . . . . . . . . . . . . .                 1,860    1,745
 Loan fees . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   360      250
 Loan servicing income, net. . . . . . . . . . . . . . . . . . . .                    --       43
 Gain on derivative instruments. . . . . . . . . . . . . . . . . .                   121       --
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   643      486
                                                                                 -------  -------
                                                                                   2,984    2,524
                                                                                 -------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits. . . . . . . . . .                 7,608    7,244
 Office occupancy. . . . . . . . . . . . . . . . . . . . . . . . .                 2,841    2,874
 Data processing . . . . . . . . . . . . . . . . . . . . . . . . .                   833      841
 Amortization of goodwill. . . . . . . . . . . . . . . . . . . . .                   695      761
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,596    2,673
                                                                                --------  -------
                                                                                  14,573   14,393
                                                                                --------  -------

       Income before provision for Federal income taxes and
         minority interest . . . . . . . . . . . . . . . . . . . .                 9,629    9,123

Provision for Federal income taxes . . . . . . . . . . . . . . . .                 2,992    2,831
                                                                                 -------  -------
     Income before minority interest . . . . . . . . . . . . . . .                 6,637    6,292
Minority interest - preferred stock dividends of Coastal Banc ssb.                   647      647
                                                                                 -------  -------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . .              $  5,990  $ 5,645
                                                                                ========  =======
     Net income available to common stockholders . . . . . . .           .   .  $  5,363  $ 5,018
                                                                                ========  =======

Basic earnings per common share (note 9) . . . . . . . . . . . . .              $   0.93  $  0.84
                                                                                ========  =======

Diluted earnings per common share (note 9) . . . . . . . . . . . .              $   0.89  $  0.83
                                                                                ========  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)




                                                                             Six Months Ended
                                                                                 June 30,
                                                                           ------------------
                                                                              2001        2000
                                                                            ---------   --------
                                                                               (Unaudited)


Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      .  $  11,170      $10,133

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period. . . . . . . . . . . . . . . . . . . . . . .           1,543       (2,006)
                                                                            -----------  --------

Total comprehensive income. . . . . . . . . . . . . . . . . . . . .       $  12,713      $ 8,127
                                                                            ===========  ========









                                                                              Three Months Ended
                                                                                  June 30,
                                                                          --------------------
                                                                                2001        2000
                                                                             ---------    --------
                                                                                  (Unaudited)


Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $         5,990  $5,645

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period. . . . . . . . . . . . . . . . . . . . . . .                   936    (108)
                                                                          ---------------  -------

Total comprehensive income. . . . . . . . . . . . . . . . . . . . .       $         6,926  $5,537
                                                                          ===============  =======




See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                              Six Months Ended
                                                                                   June 30,
                                                                            ------------------
                                                                             2001            2000
                                                                           ------------  ----------
                                                                                   (Unaudited)

Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          11,170   $  10,133
 Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets .              4,063       4,554
 Net (discount accretion) premium amortization . . . . . . . . . . .             (1,332)        357
 Provision for loan losses . . . . . . . . . . . . . . . . . . . . .              2,100       3,990
 Amortization of goodwill. . . . . . . . . . . . . . . . . . . . . .              1,397       1,514
 Originations and purchases of mortgage loans held for sale. . . . .            (15,649)     (2,876)
 Sales of mortgage loans for held for sale . . . . . . . . . . . . .             15,779       2,898
 Stock dividends from the FHLB . . . . . . . . . . . . . . . . . . .             (1,338)     (3,011)
 Gain on sale of mortgage servicing rights . . . . . . . . . . . . .                 --      (2,172)
 Loss on derivative instruments. . . . . . . . . . . . . . . . . . .                603          --
 Decrease (increase) in:
   Accrued interest receivable . . . . . . . . . . . . . . . . . . .              1,368      (1,815)
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (30,009)      5,625
                                                                      ------------------  ----------

   Net cash provided (used) by operating activities. . . . . . . . .            (11,848)     19,197
                                                                      ------------------  ----------

Cash flows from investing activities:
 Net increase in federal funds sold. . . . . . . . . . . . . . . . .             (5,701)     (1,900)
 Purchases of mortgage-backed securities held-to-maturity. . . . . .                 --      (2,300)
 Purchase of U.S. Treasury securities held-to-maturity . . . . . . .                 --        (692)
 Principal repayments on mortgage-backed securities held-to-maturity             33,839      14,778
 Principal repayments on mortgage-backed securities
   available-for-sale. . . . . . . . . . . . . . . . . . . . . . . .              6,158       2,333
 Proceeds from maturity of U.S. Treasury securities held-to-maturity                100          --
 Purchases of loans receivable . . . . . . . . . . . . . . . . . . .           (163,327)   (236,394)
 Net decrease in loans receivable. . . . . . . . . . . . . . . . . .             66,218      83,842
 Purchases of property and equipment, net. . . . . . . . . . . . . .             (1,294)       (515)
 Purchases of FHLB stock . . . . . . . . . . . . . . . . . . . . . .             (3,986)     (7,603)
 Proceeds from sales of FHLB stock . . . . . . . . . . . . . . . . .             28,431          --
 Proceeds from the sale of mortgage servicing rights . . . . . . . .                 --       5,001
                                                                      ------------------  ----------

   Net cash used by investing activities . . . . . . . . . . . . . .            (39,562)   (143,450)
                                                                      ------------------  ----------



                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)




                                                                               Six Months Ended
                                                                                   June 30,
                                                                               ------------------
                                                                              2001             2000
                                                                       ------------------  ------------
                                                                                  (Unaudited)

Cash flows from financing activities:
 Net increase (decrease) in deposits. . . . . . . . . . . . . . . . .  $          16,555   $    (7,972)
 Advances from the FHLB . . . . . . . . . . . . . . . . . . . . . . .          6,609,380     5,467,693
 Principal payments on advances from the FHLB . . . . . . . . . . . .         (7,093,527)   (5,339,676)
 Securities sold under agreements to repurchase and federal funds
   purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,465,852         6,400
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased. . . . . . . . . . . . . . . . . . . . . .           (982,672)       (6,400)
 Net increase in advances from borrowers for taxes and insurance. . .              5,055         6,757
 Exercise of stock options for purchase of common stock, net. . . . .              1,040           229
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . .                 --       (10,882)
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . .             (2,518)       (2,252)
                                                                       ------------------  ------------
   Net cash provided by financing activities. . . . . . . . . . . . .             19,165       113,897
                                                                       ------------------  ------------

   Net decrease in cash and cash equivalents. . . . . . . . . . . . .            (32,245)      (10,356)
 Cash and cash equivalents at beginning of period . . . . . . . . . .             69,730        48,098
                                                                       ------------------  ------------
 Cash and cash equivalents at end of period . . . . . . . . . . . . .  $          37,485   $    37,742
                                                                       ==================  ============

 Supplemental schedule of cash flows-interest paid. . . . . . . . . .  $          71,862   $    71,907
                                                                       ==================  ============

 Supplemental schedule of noncash investing and financing activities:
   Foreclosures of loans receivable . . . . . . . . . . . . . . . . .  $           1,709   $     1,682
                                                                       ==================  ============






See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On  August  27,  1998, December 21, 1998, February 25, 1999, April 27, 2000
     and July 27, 2000, the Board of Directors authorized five separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of June 30, 2001, 2,000,000 shares had been repurchased in the open market at an average repurchase price of $15.67 per share for a total cost of $31.3 million, with no shares from the July 27, 2000 authorization having been repurchased to date. Book value per common share at June 30, 2001 was $20.48.

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


(3)  MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 2001 were as follows (in thousands):




                                                            Gross       Gross
                                            Amortized    Unrealized    Unrealized        Fair
                                               Cost        Gains          Losses        Value
                                            ---------   -----------    ----------        -------
Held-to-maturity:
 REMICS - Agency                           $   621,713      $ 2,941     $ (2,843)     $ 621,811
 REMICS - Non-agency                           161,711           38       (2,005)       159,744
 FNMA certificates                              46,767          146         (330)        46,583
 GNMA certificates                              15,776          319           --         16,095
 Non-agency securities                           5,682           43         (136)         5,589
                                           -----------       -------     --------     ---------
                                           $   851,649      $ 3,487     $ (5,314)     $ 849,822
                                           ===========       =======     =========     =========

Available-for-sale:
 REMICS - Agency                           $    77,123      $   109     $   (569)     $  76,663
 GNMA certificates                              14,244            2          (41)        14,205
                                           -----------      -------     ---------     ---------
                                           $    91,367      $   111     $   (610)     $  90,868
                                            ===========      =======     =========    =========

     Mortgage-backed securities at December 31, 2000 were as follows (in thousands):




                                                 Gross       Gross
                                    Amortized  Unrealized   Unrealized   Fair
                                      Cost        Gains       Losses     Value
                                    ---------  -----------  ----------   -------
Held-to-maturity:
 REMICS - Agency                   $   642,588    $ 1,370  $ (18,368)  $ 625,590
 REMICS - Non-agency                   168,886          9     (7,337)    161,558
 FNMA certificates                      50,128          5       (680)     49,453
 GNMA certificates                      17,681        104         --      17,785
 Non-agency securities                   6,282         --       (151)      6,131
                                   -----------     -------   --------     ------
                                   $   885,565    $ 1,488  $ (26,536)  $ 860,517
                                   ===========     =======  ==========  =========

Available-for-sale:
 REMICS - Agency                   $    77,449    $    --  $  (2,838)  $  74,611
 GNMA certificates                      20,095          2        (35)     20,062
                                   -----------    -------  ----------  ---------
                                   $    97,544    $     2  $  (2,873)  $  94,673
                                   ===========     =======  ==========  =========



(4)  LOANS  RECEIVABLE

     Loans receivable at June 30, 2001 and December 31, 2000 were as follows (in thousands):




                                                      June 30, 2001              December 31, 2000
                                                     ---------------             -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential . . .  $      944,019                      $  908,841
 Commercial . . . . . . . . . . . . . . . . . . .         346,350                         347,921
 Multifamily. . . . . . . . . . . . . . . . . . .         178,477                         224,361
 Residential construction . . . . . . . . . . . .         154,159                         157,950
 Acquisition and development. . . . . . . . . . .         141,292                         133,005
 Commercial construction. . . . . . . . . . . . .         213,421                          90,256
Commercial loans, secured by residential mortgage
 loans held for sale. . . . . . . . . . . . . . .           8,306                           8,518
Commercial, financial and industrial. . . . . . .         121,705                         120,420
Loans secured by savings deposits . . . . . . . .          14,137                          13,681
Consumer and other loans. . . . . . . . . . . . .          50,302                          56,522
                                                   ---------------                     -----------
                                                        2,172,168                       2,061,475
Loans in process. . . . . . . . . . . . . . . . .        (159,975)                       (142,451)
Allowance for loan losses . . . . . . . . . . . .         (14,551)                        (14,507)
Unearned interest and loan fees . . . . . . . . .          (1,308)                         (3,864)
Discount on purchased loans, net. . . . . . . . .          (5,420)                         (4,425)
                                                   ---------------                     -----------

                                                   $    1,990,914                      $1,896,228
                                                   ===============                     ===========

Weighted average yield. . . . . . . . . . . . . .            8.18%                           9.38%
                                                   ===============                     ===========

     At June 30, 2001, Coastal had outstanding commitments to originate or purchase $120.9 million of real estate mortgage and other loans and had commitments under existing lines of credit to originate primary construction and other loans of approximately $104.9 million. In addition, at June 30, 2001, Coastal had $9.2 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At June 30, 2001 and December 31, 2000, the carrying value of loans that were considered to be impaired totaled approximately $3.8 million and $4.4 million, respectively and the related allowance for loan losses on those impaired loans totaled $741,000 and $1.6 million at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, all loans considered to be impaired were allocated a specific portion of the allowance for loan losses. At December 31, 2000, one loan considered to be impaired with a balance of $650,000 did not have an allocated portion of the allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2001 and 2000 was $4.7 million and $3.0 million, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 2001 and 2000 is as follows (in thousands):




                                                     Six Months Ended June 30,
                                                     -------------------------
                                                           2001      2000
                                                         --------  --------
Balance, beginning of period                             $14,507   $10,493
Provision for loan losses                                  2,100     3,990
Charge-offs                                               (2,215)   (1,012)
Recoveries                                                   159       311
                                                         --------  --------

Balance, end of period                                   $14,551   $13,782
                                                         ========  ========




     During the six months ended June 30, 2001, charge-offs include the charge-off of an $821,000 unsecured commercial overdraft loan that was determined to be uncollectible, in addition to $709,000 in smaller balance consumer loans.

     Effective March 31, 2000, Coastal sold its rights to service approximately $389.1 million of mortgage loans for third party investors and recorded a nonrecurring gain of $2.2 million. Coastal continues to service the loans in its own loans receivable portfolio.

(5)  DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at June 30, 2001 and December 31, 2000, are summarized as follows (dollars in thousands):




                                 Stated Rate          June 30, 2001           December 31, 2000
                                --------------        -------------          ------------------
Noninterest-bearing checking .           0.00    $           80,641                 $   80,849
Interest-bearing checking. . .  0.75  -  2.00                60,186                     61,046
Savings accounts . . . . . . .  1.49  -  3.00                45,131                     43,891
Money market demand accounts .  0.00  -  6.31               387,236                    374,210
                                                      --------------                -----------
                                                            573,194                    559,996
                                                      --------------                -----------

Certificate accounts . . . . .  2.00  -  2.99                 1,172                        111
                                3.00  -  3.99                53,288                        475
                                4.00  -  4.99               268,894                     39,930
                                5.00  -  5.99               255,403                    261,398
                                6.00  -  6.99               536,009                    807,684
                                7.00  -  7.99                 3,452                      5,166
                                8.00  -  8.99                    69                         67
                                9.00  -  9.99                    --                         99
                                                       -------------                -----------
                                                          1,118,287                  1,114,930
                                                       -------------                -----------
Premium on purchased deposits                                    15                         55
                                                       -------------                -----------
                                                 $        1,691,496                 $1,674,981
                                                       =============                ===========

Weighted average interest rate                                 4.38%                      4.83%
                                                       =============                ===========




     The scheduled maturities of certificate accounts outstanding at June 30, 2001 were as follows (in thousands):




                       June 30, 2001
                       --------------
 0 through 12 months.  $    1,044,741
 13 through 24 months          52,100
 25 through 36 months          12,263
 37 through 48 months           5,634
 49 through 60 months           3,389
 Over 60 months . . .             160
                       --------------
                       $    1,118,287
                       ==============

(6)  ADVANCES  FROM  THE FHLB AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     (A) The weighted average interest rates on advances from the FHLB at June 30, 2001 and December 31, 2000 were 4.95% and 6.48%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at June 30, 2001 are summarized as follows (dollars in thousands):





                                         Weighted Average
Due during the year ending December 31,    Interest Rate             Amount
---------------------------------------  -----------------          --------
2001. . . . . . . . . . . . . . . . . .              4.02%          $213,743
2002. . . . . . . . . . . . . . . . . .              5.32            389,492
2003. . . . . . . . . . . . . . . . . .              5.62             11,956
2004. . . . . . . . . . . . . . . . . .              5.48             11,047
2005. . . . . . . . . . . . . . . . . .              5.10             12,564
2006. . . . . . . . . . . . . . . . . .              6.81              3,366
2007. . . . . . . . . . . . . . . . . .              6.64              1,268
2008. . . . . . . . . . . . . . . . . .              5.63              2,150
2009. . . . . . . . . . . . . . . . . .              8.04              3,972
2010. . . . . . . . . . . . . . . . . .              6.73                987
2011. . . . . . . . . . . . . . . . . .              6.56              1,361
2012. . . . . . . . . . . . . . . . . .              5.76                292
2013. . . . . . . . . . . . . . . . . .              5.75              7,713
2014. . . . . . . . . . . . . . . . . .              5.44              2,977
2015. . . . . . . . . . . . . . . . . .              6.67              1,734
2018. . . . . . . . . . . . . . . . . .              5.05              1,536
                                                                    --------
                                                     4.95%          $666,158
                                                   =======          ========



     Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

     (B) The weighted average interest rate on securities sold under agreements to repurchase at June 30, 2001 was 3.87% with the stated interest rates ranging from 3.85% to 4.02%.

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

(8)  DERIVATIVE  INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and, currently, interest rate cap agreements, as described below. Effective January 1, 2001, Coastal adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133"). Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. The interest rate swap and cap agreements held by Coastal on December 31, 2000 were determined to not qualify for hedge accounting, therefore on implementation of Statement 133, Coastal recorded a transition adjustment to record these derivative instruments at fair value. On January 1, 2001, Coastal recorded a transition adjustment loss of $160,000, or $104,000 net of the tax effect, as the cumulative effect of the change in accounting for derivative instruments to record the fair value of Coastal's derivative instruments in the consolidated statements of income. For the six months ended June 30, 2001, Coastal recorded an additional fair value loss on these derivative instruments of $443,000. The fair value changes in the derivative instruments during 2001 were primarily attributable to Coastal's interest rate swap agreements, which were totally liquidated in June 2001. As of June 30, 2001, Coastal's interest rate cap agreements were the only derivative instruments recorded at fair value pursuant to Statement 133.

     Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was $28,000 at June 30, 2001, which is the recorded book value of such agreements due to the implementation of Statement 133. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $13,000 for the six months ended June 30, 2001 and 2000. No payments were made to Coastal under the interest rate cap agreements during the six months ended June 30, 2001 or 2000.

     Interest rate cap agreements outstanding at June 30, 2001 expire as follows (dollars in thousands):




Year of      Strike Rate    Notional
Expiration      Range        Amount
----------  --------------  ---------
2002 . . .  8.75  -  9.00%  $  16,600
2003 . . .  8.00  -  9.00     107,676
                            ---------
                            $ 124,276
                            =========

     The terms of the interest rate swap agreements outstanding at December 31, 2000 are summarized as follows (dollars in thousands):




                                                                        Fair Value at
                                                       Floating Rate       End of
                       Notional      LIBOR     Fixed         at            Period
Maturity                Amount       Index      Rate   End of Period    (gain (loss))
---------------------  ---------  -----------  ------  --------------  ---------------
At December 31, 2000:
2003. . . . . . . . .  $   5,523  One-month    5.345%          6.821%  $           32
2004. . . . . . . . .      3,758  One-month    5.635           6.710               11
2005. . . . . . . . .     11,095  Three-month  6.500           6.736             (176)
                       ---------                                       ---------------
                       $  20,376                                       $         (133)
                       =========                                       ===============




     Coastal totally liquidated its interest rate swap positions in June of 2001. The interest rate swap agreements previously held by Coastal provided for Coastal to make fixed interest payments and receive payments based on a floating LIBOR index, as defined in each agreement.

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

(9)  EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per common share ("EPS") for the six-and three-month periods ended June 30, 2001 and 2000 (dollars in thousands, except per share data):




                                                                   Six Months Ended
                                                                       June 30,
                                                                    ----------------
                                                                      2001         2000
                                                                -----------  -----------

Net income                                                      $   11,170   $   10,133
Preferred stock dividends                                           (1,254)      (1,254)
                                                                -----------  -----------
Net income available to common stockholders                     $    9,916   $    8,879
                                                                ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                       5,732,270    6,139,175
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                       299,472      108,624
                                                                -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                     6,031,742    6,247,799
                                                                ===========  ===========
Basic EPS                                                       $     1.73   $     1.45
                                                                ===========  ===========
Diluted EPS                                                     $     1.64   $     1.42
                                                                ===========  ===========







                                                                    Three Months Ended
                                                                         June 30,
                                                                      ----------------
                                                                        2001         2000
                                                                  -----------  -----------

Net income                                                        $    5,990   $    5,645
Preferred stock dividends                                               (627)        (627)
                                                                  -----------  -----------
Net income available to common stockholders                       $    5,363   $    5,018
                                                                  ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,748,708    5,989,330
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         310,298       89,880
                                                                  -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,059,006    6,079,210
                                                                  ===========  ===========
Basic EPS                                                         $     0.93   $     0.84
                                                                  ===========  ===========
Diluted EPS                                                       $     0.89   $     0.83
                                                                  ===========  ===========



     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of June 30, 2001 and 2000, Coastal had 2,000,000 common shares in treasury.

(10) COASTAL  BANC  SSB  PREFERRED  STOCK

     On October 21, 1993, the Bank issued 1,150,000 shares of 9.0% Noncumulative Preferred Stock, no par value, Series A, at a price of $25 per share to the public ("Preferred Stock"). Dividends on the Preferred Stock are payable quarterly at the annual rate of $2.25 per share, when, as and if declared by the Board of Directors of the Bank. At any time on or after December 15, 1998, the Preferred Stock may be redeemed in whole or in part only at the Bank's option at $25 per share plus unpaid dividends (whether or not earned or declared) for the then current dividend period to the date fixed for redemption.

(11) STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At June 30, 2001, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):



                                                                          Minimum For Capital   Well Capitalized
                                                       Actual               Adequacy Purposes      Requirements
                                                ---------------------       ------------------   ----------------
Capital Requirement                        Amount              Ratio          Amount    Ratio   Amount    Ratio
--------------------                       ------------------  -------------  --------  ------  --------  ------

 Tier 1 (core)                             $          196,242          6.38%  $123,035   4.00%  $153,794   5.00%
 Tier 1 risk-based                                    196,242         10.30     76,232   4.00    114,348   6.00
 Total risk-based                                     210,793         11.06    152,464   8.00    190,580  10.00



     As of June 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1
     (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(12) COASTAL  BANCORP,  INC.  PREFERRED  STOCK

     On May 11, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, at a price of $25 per share to the public ("Bancorp Preferred Stock"). Dividends on the Bancorp Preferred Stock are payable quarterly at the annual rate of $2.28 per share. The Bancorp Preferred Stock is callable on May 15, 2003 at Bancorp's option. The $26.0 million net proceeds was used for repurchases in the open market of Bancorp's outstanding common stock and of Bancorp's outstanding 10% Senior Notes. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends paid on the Bancorp Preferred Stock.

(13) RECENT  ACCOUNTING  STANDARDS

     In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") was issued. Statement 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. Goodwill and certain intangible assets will remain on the consolidated statement of financial condition and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Statement 141 is effective for business combinations initiated after July 1, 2001.

     In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued.
     Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of Statement 142. Coastal is required to implement Statement 142 on January 1, 2002. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in an increase in net income of approximately $2.0 million (or $0.33 per diluted share) for fiscal 2002. During 2002, Coastal will begin to test goodwill for impairment under the new rules, applying a fair-value-based test, and has not yet determined what the effect of this testing will be on the earnings and consolidated financial position of Coastal.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
         -------------------------------------------------------------------
         RESULTS  OF  OPERATIONS
         -------------------

Financial  Condition
--------------------

     Total assets increased slightly by $3.4 million from December 31, 2000 to June 30, 2001. The net increase resulted primarily from an increase of $94.7 million in loans receivable, in addition to an increase of $5.7 million in federal funds sold. These increases were somewhat offset by decreases of $32.2 million, $33.9 million, $3.8 million and $23.1 million in cash and cash equivalents, mortgage-backed securities held-to-maturity, mortgage-backed securities available-for-sale and stock in the FHLB, respectively, and other small changes in other categories. The increase in loans receivable was primarily due to bulk residential mortgage loan purchases of $163.3 million which was partially offset by principal payments received. The decrease in mortgage-backed securities was due to principal payments received and the decrease in stock in the FHLB was due to the decreased amounts required to be maintained based on the decreased level of FHLB advances outstanding.

     Deposits increased $16.5 million or 1.0% from December 31, 2000 to June 30, 2001 and securities sold under agreements to repurchase and federal funds purchased increased 100.0% or $483.2 million. Advances from the FHLB decreased $484.1 million or 42.1% during the period due to a reallocation of borrowings to securities sold under agreements to repurchase with more favorable market rates. Stockholders' equity increased 8.11% or $11.2 million from December 31, 2000 to June 30, 2001 as a result of net income and a $1.5 million decrease in accumulated other comprehensive loss, offset somewhat by dividends declared.


Results  of  Operations  for  the  Six  Months  Ended  June  30,  2001  and 2000
--------------------------------------------------------------------------------

General
-------

     For the six months ended June 30, 2001, net income was $11.2 million compared to $10.1 million for the six months ended June 30, 2000. The increase in net income for the six months ended June 30, 2001 was comprised of the following compared to the same period in 2000: a $2.0 million increase in net interest income, a $1.9 million decrease in the provision for loan losses and a slight decrease in noninterest expense, somewhat offset by a $2.2 million decrease in noninterest income (which includes a $443,000 fair value loss on derivative instruments due to the adoption of Statement 133) and a $566,000 increase in the provision for Federal income taxes. Net interest income for the six months ended June 30, 2000 includes a $1.1 million special stock dividend declared by the FHLB (the "FHLB special dividend"). The increase in net interest income was due primarily to the increase in net interest margin to 2.99% for the six months ended June 30, 2001 from 2.90% for the same period in 2000, which includes the FHLB special dividend. Net interest margin, excluding the FHLB dividend, was 2.83% for the six months ended June 30, 2000. The decrease in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000, the related $244,000 decrease in loan servicing income in 2001 and the fair value loss on derivative instruments of $443,000 recorded in 2001 pursuant to Statement 133. In addition, there were increases of $168,000 and $446,000 in service charges on deposit accounts and other noninterest income, respectively.

Interest  Income
----------------

     Interest income for the six months ended June 30, 2001 increased $1.1 million or 1.0% from the six months ended June 30, 2000. The increase was due to an increase in average interest-earning assets of $50.8 million offset by a slight decrease in the average yield to 7.78% for the six months ended June 30, 2001 from 7.84% for the six months ended June 30, 2000, which includes the FHLB special dividend. Interest income on loans receivable increased $3.0 million due to a $99.0 million increase in the average balance, partially offset by a decrease in the average yield to 8.56% for the six months ended June 30, 2001 from 8.70% for the same period in 2000. Interest income on mortgage-backed securities decreased $257,000, or 0.8%, due to a $41.4 million decrease in the average balance which was partially offset by an increase in the average yield to 6.39% for the six months ended June 30, 2001 from 6.18% for the same period in 2000.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets decreased $1.6 million during the six months ended June 30, 2001, as compared to the same period in 2000. The decrease was due to the $6.8 million decrease in the average balance and to the FHLB special dividend recorded in the second quarter of 2000.

     Total interest-earning assets for the six months ended June 30, 2001 averaged $3.0 billion compared to $2.9 billion for the six months ended June 30, 2000.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $71.9 million for the six months ended June 30, 2001, as compared to $72.8 million for the same period in 2000, which represents a decrease of $953,000, or 1.3%. The decrease in interest expense was primarily due to the decrease in the average rate paid on interest-bearing liabilities to 5.23% for the six months ended June 30, 2001 from 5.35% for the same period in 2000. This decrease was somewhat offset by the increase of $30.1 million in the average balance of interest-bearing liabilities. The increase in average interest-bearing liabilities consisted primarily of a $207.9 million increase in average securities sold under agreements to repurchase and federal funds purchased, a $61.6 million increase in average interest-bearing deposits, offset by a $239.4 million decrease in average FHLB advances.

Net  Interest  Income
---------------------

     Net interest income was $44.7 million for the six months ended June 30, 2001 and $42.7 million for the same period in 2000. Net interest margin ("margin") was 2.99% for the six months ended June 30, 2001 compared to 2.90% (2.83% excluding the effect of the FHLB special dividend) for the six months ended June 30, 2000. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("spread"), defined to exclude noninterest-bearing deposits, increased to 2.55% for the six months ended June 30, 2001 from 2.49% (2.42% excluding the effect of the FHLB special Dividend) for the six months ended June 30, 2000. Management also calculates an alternative spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative spreads for the six months ended June 30, 2001 and 2000 were 2.82% and 2.76% (2.69% excluding the effect of the FHLB special dividend), respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the 0.12% decrease in the average rate paid on interest-bearing liabilities during the six months ended June 30, 2001 compared to the first six months of 2000. This decrease in the average rate on interest bearing liabilities was somewhat offset by a 0.06% decrease in the average yield on interest-earning assets. Average net interest-earning assets increased $20.7 million for the six months ended June 30, 2001 from the six months ended June 30, 2000.

     During 2001, Coastal's net interest income has benefited from the reduction in overall market interest rates. This benefit is due to the fact that a large portion of Coastal's borrowings are short term in nature and are repricing with the changes in the market interest rates on these liabilities.

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

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $2.1 million for the six months ended June 30, 2001 compared to $4.0 million for the six months ended June 30, 2000. At June 30, 2001, Coastal had nonperforming loans totalling $23.0 million. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing. Of these nonperforming loans at June 30, 2001, $19.3 million, or 84%, were first lien residential (single family) mortgage loans, $1.5 million were commercial real estate loans, $1.1 million were commercial, financial and industrial loans, with the balance in the residential construction and consumer and other categories. At December 31, 2000, nonperforming loans totalled $21.2 million, of which $16.5 million, or 78%, were first lien residential mortgage loans. At June 30, 2001, the allowance for loan losses as a percentage of nonperforming loans was 63.3% compared to 68.3% at December 31, 2000.

     Although no assurance can be given, management believes that the allowance for loan losses at June 30, 2001 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     For the six months ended June 30, 2001, noninterest income decreased $2.2 million to $4.8 million, compared to $7.0 million for the six months ended June 30, 2000. The decrease in noninterest income was primarily due to the $2.2 million non-recurring gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000 and the related loss of the servicing income and loan fees during the periods subsequent to the sale. In addition to the effect of the servicing sale, the effect of the fair value loss on derivative instruments of $443,000 recorded during the six months ended June 30, 2001 pursuant to Statement 133 was a factor in the decrease in total noninterest income. The fair value changes in the derivative instruments were primarily attributable to Coastal's interest rate swap positions, which were totally liquidated in June 2001. In addition to these items, comparing the six months ended June 30, 2001 to the same period in 2000, service charges on deposit accounts increased $168,000 and other noninterest income increased $446,000. The increase in service charges on deposit accounts was due to Coastal's continued focus on increasing transaction type deposit accounts and the related fee income. The increase in other noninterest income was due to $300,000 in insurance claim proceeds received in 2001 for reimbursement of certain deposit account losses incurred in prior years and a $108,000 increase in the gain on the sale of loans held for sale.

Noninterest  Expense
--------------------

     For the six months ended June 30, 2001, noninterest expense decreased $32,000 from the six months ended June 30, 2000. The overall decrease in noninterest expense was due to decreases of $163,000, $13,000, $117,000 and $232,000 in office occupancy, data processing, the amortization of goodwill and other noninterest expense, respectively. These decreases were offset by a $493,000 increase in compensation, payroll taxes and other benefits.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the six months ended June 30, 2001 was $5.6 million compared to the provision for Federal income taxes for the six months ended June 30, 2000 of $5.0 million. The increase was due to the increased income before provision for Federal income taxes, minority interest and cumulative effect of accounting change in 2001, with the effective tax rate for both periods being approximately 31%.


Results  of  Operations  for  the  Three  Months  Ended  June  30, 2001 and 2000
--------------------------------------------------------------------------------

General
-------

     For the three months ended June 30, 2001, net income was $6.0 million compared to $5.6 million for the three months ended June 30, 2000. Comparing the second quarter of 2001 to the second quarter of 2000, the following were the changes in the components of net income: net interest income decreased $164,000 (but if the $1.1 million FHLB special dividend is excluded, 2001 net interest income would have increased by $897,000), the provision for loan losses decreased $390,000, noninterest income increased $460,000 (which includes a $121,000 fair value gain on derivative instruments pursuant to Statement 133), noninterest expense increased $180,000 and the provision for Federal income taxes increased $161,000.

Interest  Income
----------------

     Interest income for the three months ended June 30, 2001 decreased $4.2 million or 6.9% from the three months ended June 30, 2000. The decrease was due to a decrease in the average yield on interest-earning assets of 0.58% to 7.52% for the three months ended June 30, 2001 from 8.10% for the three months ended June 30, 2000. Interest income on loans receivable decreased $1.5 million due to a decrease in the average yield of 0.62% during the three months ended June 30, 2001 from the same period in 2000, offset somewhat by an increase of $68.5 million in the average balances of loans receivable. Interest income on mortgage-backed securities decreased $1.1 million due to a decrease in the average yield of 0.14% for the three months ended June 30, 2001 from the same period in 2000 and a decrease in the average balance of $46.1 million due to principal payments received.

     In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets decreased $1.6 million. The majority of the decrease was due to the $1.1 million FHLB special dividend recorded during the three months ended June 30, 2000. The remainder of the decrease was due to the decrease in the average balance of other interest-earning assets of $15.2 million. Total interest-earning assets averaged $3.0 billion for the three months ended June 30, 2001 and the three months ended June 30, 2000.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $34.0 million for the three months ended June 30, 2001, as compared to $38.0 million for the same period in 2000. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities to 4.94% for the three months ended June 30, 2001 from 5.48% for the three months ended June 30, 2000 and a $16.3 million decrease in the average balance of interest-bearing liabilities. The 0.54% decrease in the average rate paid on interest-bearing liabilities was due primarily to lower market and wholesale funding costs, somewhat offset by higher deposit costs. The decrease in average interest-bearing liabilities consisted primarily of a $497.6 million decrease in average advances from the FHLB, offset by a $413.7 million increase in average securities sold under agreements to repurchase and a $67.6 million increase in average interest-bearing deposits.

Net  Interest  Income
---------------------

     For the three months ended June 30, 2001, net interest income (excluding the FHLB special dividend) increased $897,000 as compared to the three months ended June 30, 2000. The increase in net interest income was primarily due to the increase in Margin to 2.99% for the three months ended June 30, 2001 from 2.88% for the three months ended June 30, 2000 (excluding the FHLB special dividend). Margin (including the FHLB special dividend) for the three months ended June 30, 2000 was 3.02%. Spread (excluding the FHLB special dividend in 2000) increased to 2.58% for the three months ended June 30, 2001 from 2.48% for the three months ended June 30, 2000. Spread including the FHLB special dividend was 2.62% for the three months ended June 30, 2000. Management also calculates an alternative spread which includes noninterest-bearing deposits. Under this calculation, the alternative spreads for the three months ended June 30, 2001 and 2000 were 2.84% and 2.76% (excluding the FHLB special dividend), respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increases in Margin and Spread (excluding the FHLB special dividend in 2000) were primarily due to the 0.54% decrease in the average rate paid on interest-bearing liabilities, offset by the decrease in the average yield on interest-earning assets (excluding the FHLB special dividend in 2000) of 0.44%. Average net interest-earning assets increased $23.6 million for the three months ended June 30, 2001 from the three months ended June 30, 2000.

Provision  for  Loan  Losses
----------------------------

     The provision for loan losses was $1.2 million for the three months ended June 30, 2001 compared to $1.6 million for the three months ended June 30, 2000. At June 30, 2001, Coastal had nonperforming loans totalling $23.0 million. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing. Of these nonperforming loans at June 30, 2001, $19.3 million, or 84%, were first lien residential (single family) mortgage loans, $1.5 million were commercial real estate loans, $1.1 million were commercial, financial and industrial loans, with the balance in the residential construction and consumer and other categories. At December 31, 2000, nonperforming loans totalled $21.2 million, of which $16.5 million, or 78%, were first lien residential mortgage loans. At June 30, 2001, the allowance for loan losses as a percentage of nonperforming loans was 63.3% compared to 68.3% at December 31, 2000.

     Although no assurance can be given, management believes that the allowance for loan losses at June 30, 2001 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     For the three months ended June 30, 2001, noninterest income increased by $460,000 to $3.0 million, compared to $2.5 million for the three months ended June 30, 2000. The increase in noninterest income was comprised of the $121,000 fair value gain on derivative instruments recorded during the quarter on Coastal's interest rate swap and cap agreements, a $115,000 increase in service charges on deposit accounts, a $110,000 increase in loan fees and a $157,000 increase in other noninterest income, offset slightly by a $43,000 decrease in servicing income due to the sale of Coastal's loan servicing portfolio in 2000. The fair value changes in the derivative instruments were primarily attributable to Coastal's interest rate swap positions, which were totally liquidated in June 2001.

Noninterest  Expense
--------------------

     For the three months ended June 30, 2001, noninterest expense increased $180,000 from the three months ended June 30, 2000. This increase in noninterest expense was primarily due to the $364,000 increase in compensation, payroll taxes and other benefits, offset by smaller decreases in the other noninterest expense categories.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the three months ended June 30, 2001 was $3.0 million compared to $2.8 million for the three months ended
     June 30, 2000. The increase was due to the increased income before provision for Federal income taxes and minority interest in 2001, with the effective tax rate for both periods being approximately 31%.

Liquidity  and  Capital  Resources
----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At June 30, 2001, Coastal had binding commitments to originate or purchase loans totaling approximately $120.9 million and had $160.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2001 totaled $1.0 billion at June 30, 2001. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of June 30, 2001, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

          On April 26, 2001, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the Company), the stockholders voted upon and approved the election of three directors and the ratification of the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001.

          With respect to such matters, the results of the votes were as follows:

     1)   Election  of  Directors:
                                                Number  of  Votes
                                                -----------------
                                             In  Favor     Withheld
                                             ---------     --------
          R.  Edwin  Allday                  4,993,051      308,283
          D.  Fort  Flowers,  Jr.            5,217,677       83,657
          Dennis  S.  Frank                  4,993,051      308,283

     2) Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001:

          Number  of  votes  in  favor:                  5,254,947
          Number  of  votes  against:                       44,700
          Number  of  votes  abstaining                      1,687

Item  5.  Other  Information
          ------------------

          Not  Applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          Form 8K filed on May 2, 2001 concerning the announcement that the Board of Directors voted to increase the first quarter of 2001 common stock dividend to $0.12 per share.

                                   SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     8/14/01                                 By       /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                                       Chief  Executive  Officer









Dated:     8/14/01                                By   /s/  Catherine  N. Wylie
           -------                                         --------------------
                                                           Catherine  N.  Wylie
                                                      Chief  Financial  Officer