Form 10-Q
period 2001-09-30
COASTAL BANCORP INC
filed 2001-11-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  September  30,  2001

          [    ]     Transition  Report  Pursuant  to  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Transition  Period  from  _________  to  _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


         Texas                                          76-0428727
--------------------------                              -----------
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

                                  YES     X NO
                                     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          COMMON STOCK OUTSTANDING:  5,830,840  AS OF OCTOBER 31, 2001

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------




Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at September 30, 2001
        and December 31, 2000                                                      1

        Consolidated Statements of Income for the Nine-Month Periods Ended
        September 30, 2001 and 2000                                                2

        Consolidated Statements of Income for the Three-Month Periods Ended
        September 30, 2001 and 2000                                                3

        Consolidated Statements of Comprehensive Income for the Nine-Month and
        Three-Month Periods Ended September 30, 2001 and 2000                      4

        Consolidated Statements of Cash Flows for the Nine-Month Periods
        Ended September 30, 2001 and 2000                                          5

        Notes to Consolidated Financial Statements                                 7

        Management's Discussion and Analysis of Financial Condition and Results
Item 2  of Operations                                                             17

Item 3  Quantitative and Qualitative Disclosures About Market Risk                23







PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    24
Item 2  Changes in Securities and Use of Proceeds            24
Item 3  Default upon Senior Securities                       24
Item 4  Submission of Matters to a Vote of Security Holders  24
Item 5  Other Information                                    24
Item 6  Exhibits and Reports on Form 8-K                     24




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        September 30,             December 31,
ASSETS                                                                      2001                      2000
------------------------------------------------------                 --------------               ----------
                                                                        (Unaudited)
Cash and cash equivalents                                                $   35,206                $   69,730
Federal funds sold                                                            4,980                       869
Loans receivable (note 4)                                                 1,913,605                 1,896,228
Mortgage-backed securities held-to-maturity (note 3)                             --                   885,565
Mortgage-backed securities available-for-sale (notes 3 and 14)              900,030                    94,673
U.S. Treasury securities held-to-maturity                                     1,400                     1,497
Accrued interest receivable                                                  15,418                    18,772
Property and equipment                                                       26,832                    28,086
Stock in the Federal Home Loan Bank of Dallas (FHLB)                         35,218                    58,005
Goodwill                                                                     22,513                    24,611
Prepaid expenses and other assets                                            15,399                    13,575
                                                                       ------------                ----------
                                                                         $2,970,601                $3,091,611
                                                                       ------------                ----------


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------

Liabilities:
 Deposits (note 5)                                                       $1,677,675               $1,674,981
 Advances from the FHLB (note 6)                                            608,662                1,150,305
 Securities sold under agreements to repurchase and federal
   funds purchased (note 6)                                                 422,562                       --
 Senior notes payable, net (note 7)                                          43,900                   46,900
 Advances from borrowers for taxes and insurance                             13,637                    5,050
 Other liabilities and accrued expenses                                      20,386                   47,154
                                                                         ------------              ---------
     Total liabilities                                                    2,786,822                2,924,390
                                                                         ------------              ---------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 10)                                                  28,750                   28,750

Commitments and contingencies (notes 4 and 8)

Stockholders' equity (notes 1, 3, 9, 11 and 12):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                               27,500                   27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,829,390 shares issued and 5,829,390 shares
   outstanding at September 30, 2001; 7,677,622 shares issued
   and 5,677,622 shares outstanding at December 31, 2000                         78                       77
 Additional paid-in capital                                                  35,276                   33,312
 Retained earnings                                                          123,818                  110,794
 Accumulated other comprehensive loss -
   unrealized loss on securities available-for-sale                           (298)                  (1,867)
 Treasury stock at cost (2,000,000 shares in 2001
   and 2000)                                                               (31,345)                 (31,345)
                                                                         -----------              ----------
     Total stockholders' equity                                             155,029                  138,471
                                                                         -----------              ----------
                                                                         $2,970,601               $3,091,611
                                                                         -----------              ----------

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                           -------------------
                                                                                                             2001        2000
                                                                                                         -------------  --------
                                                                                                                 (Unaudited)
Interest income:
 Loans receivable                                                                                       $     121,828   $124,319
 Mortgage-backed securities                                                                                    43,646     47,642
 FHLB stock, federal funds sold and other interest-earning assets                                               1,964      4,306
                                                                                                          ------------  --------
                                                                                                              167,438    176,267
                                                                                                          ------------  --------
Interest expense:
 Deposits                                                                                                      56,090     53,005
 Advances from the FHLB                                                                                        32,710     49,383
 Other borrowed money                                                                                           8,916      7,045
 Senior notes payable                                                                                           3,490      3,517
                                                                                                          ------------  --------
                                                                                                              101,206    112,950
                                                                                                          ------------  --------
   Net interest income                                                                                         66,232     63,317
Provision for loan losses                                                                                       3,000      4,890
                                                                                                          ------------  --------
   Net interest income after provision for loan losses                                                         63,232     58,427
                                                                                                          ------------  --------

Noninterest income:
 Service charges on deposit accounts                                                                            5,656      5,213
 Loan fees                                                                                                        940        809
 Loan servicing income, net                                                                                        --        244
 Gain (loss) on derivative instruments                                                                           (450)        --
 Gain on sale of real estate owned, net                                                                           841        148
 Other                                                                                                          1,296        829
 Gain on sale of mortgage servicing rights                                                                         --      2,172
                                                                                                          ------------  --------
                                                                                                                8,283      9,415
                                                                                                          ------------  --------
Noninterest expense:
 Compensation, payroll taxes and other benefits                                                                22,925     21,973
 Office occupancy                                                                                               8,206      8,502
 Data processing                                                                                                2,531      2,512
 Amortization of goodwill                                                                                       2,098      2,276
 Other                                                                                                          8,399      8,397
                                                                                                          ------------  --------
                                                                                                               44,159     43,660
                                                                                                          ------------  --------
       Income before provision for Federal income taxes, minority
         interest and cumulative effect of accounting change                                                   27,356     24,182
Provision for Federal income taxes                                                                              8,442      7,378
                                                                                                          ------------  --------
       Income before minority interest and cumulative effect of
         accounting change                                                                                     18,914     16,804
Minority interest - preferred stock dividends of Coastal Banc ssb                                               1,941      1,941
                                                                                                          ------------  --------
       Income before cumulative effect of accounting change                                                    16,973     14,863
Cumulative effect of change in accounting for derivative instruments, net of tax (note 8)                        (104)        --
                                                                                                          ------------  --------
     Net income                                                                                           $    16,869   $ 14,863
                                                                                                          ------------  --------
     Net income available to common stockholders                                                          $    14,988   $ 12,982
                                                                                                          ============  ========
Basic earnings per share before cumulative effect of accounting change                                    $      2.62   $   2.17
                                                                                                          ============  ========
Basic earnings per common share (note 9)                                                                  $      2.60   $   2.17
                                                                                                          ============  ========
Diluted earnings per share before cumulative effect of accounting change                                  $      2.49   $   2.12
                                                                                                          ============  ========
Diluted earnings per common share (note 9)                                                                $      2.47   $   2.12
                                                                                                          ============  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                Three Months Ended
                                                                                   September 30,
                                                                              --------------------
                                                                               2001           2000
                                                                          ----------------  -------
                                                                                  (Unaudited)

Interest income:
 Loans receivable                                                          $     37,749     $43,199
 Mortgage-backed securities                                                      12,659      16,398
 FHLB stock, federal funds sold and other interest-earning assets                   442       1,158
                                                                           -------------    -------
                                                                                 50,850      60,755
                                                                           -------------    -------
Interest expense:
 Deposits                                                                        17,108      19,022
 Advances from the FHLB                                                           6,750      12,894
 Other borrowed money                                                             4,338       7,044
 Senior notes payable                                                             1,145       1,172
                                                                           -------------    -------
                                                                                 29,341      40,132
                                                                           -------------    -------
   Net interest income                                                           21,509      20,623
Provision for loan losses                                                           900         900
                                                                           -------------    -------
   Net interest income after provision for loan losses                           20,609      19,723
                                                                           -------------    -------
Noninterest income:
 Service charges on deposit accounts                                              2,035       1,760
 Loan fees                                                                          340         210
 Gain (loss) on derivative instruments                                               (7)         --
 Gain on sale of real estate owned, net                                             810          76
 Other                                                                              299         319
                                                                           -------------    -------
                                                                                  3,477       2,365
                                                                           -------------    -------
Noninterest expense:
 Compensation, payroll taxes and other benefits                                   7,719       7,260
 Office occupancy                                                                 2,689       2,822
 Data processing                                                                    844         812
 Amortization of goodwill                                                           701         762
 Other                                                                            2,951       2,717
                                                                           -------------    -------
                                                                                 14,904      14,373
                                                                           -------------    -------
       Income before provision for Federal income taxes and
         minority interest                                                        9,182       7,715
Provision for Federal income taxes                                                2,836       2,338
                                                                           -------------    -------
     Income before minority interest                                              6,346       5,377
Minority interest - preferred stock dividends of Coastal Banc ssb                   647         647
                                                                           -----------     --------
     Net income                                                            $      5,699     $ 4,730
                                                                           -------------    -------
     Net income available to common stockholders                           $      5,072     $ 4,103
                                                                           =============    =======
Basic earnings per common share (note 9)                                   $       0.88     $  0.73
                                                                           =============    =======
Diluted earnings per common share (note 9)                                 $       0.83     $  0.71
                                                                           =============    =======


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)




                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              -------------------
                                                                                2001            2000
                                                                             -----------      --------
                                                                                   (Unaudited)


Net income                                                                  $     16,869      $14,863

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                             1,569       (1,475)
                                                                            --------------    --------
Total comprehensive income                                                  $     18,438      $13,388
                                                                            --------------    --------









                                                                              Three Months Ended
                                                                                 September 30,
                                                                            --------------------
                                                                                2001           2000
                                                                            ------------   --------
                                                                                 (Unaudited)


Net income                                                                  $       5,699    $4,730

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on securities available-for-sale
 arising during period                                                                 26       531
                                                                              ------------  -------
Total comprehensive income                                                  $       5,725    $5,261
                                                                             -------------  -------




See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -------------------
                                                                                2001          2000
                                                                              -----------  ----------
                                                                                   (Unaudited)

Cash flows from operating activities:
 Net income                                                                  $    16,869   $  14,863
 Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets                 6,229       7,055
 Net (discount accretion) premium amortization                                    (2,230)        463
 Provision for loan losses                                                         3,000       4,890
 Amortization of goodwill                                                          2,098       2,276
 Originations and purchases of mortgage loans held for sale                      (20,550)     (2,876)
 Sales of mortgage loans for held for sale                                        20,723       2,898
 Stock dividends from the FHLB                                                    (1,658)     (4,114)
 Gain on sale of mortgage servicing rights                                            --      (2,172)
 Loss on derivative instruments                                                      610          --
 Decrease (increase) in:
   Accrued interest receivable                                                     3,354      (2,144)
   Other, net                                                                    (29,085)      4,909
                                                                               ----------    --------
   Net cash provided (used) by operating activities                                 (640)     26,048
                                                                               ----------    --------
Cash flows from investing activities:
 Net increase in federal funds sold                                               (4,111)    (10,000)
 Purchases of mortgage-backed securities held-to-maturity                             --      (2,300)
 Purchase of U.S. Treasury securities held-to-maturity                                --        (692)
 Principal repayments on mortgage-backed securities held-to-maturity              73,725      27,416
 Principal repayments on mortgage-backed securities
   available-for-sale                                                              8,773       3,647
 Proceeds from maturity of U.S. Treasury securities held-to-maturity                 100          --
 Purchases of loans receivable                                                  (199,699)   (236,970)
 Net decrease in loans receivable                                                177,640      82,186
 Purchases of property and equipment, net                                         (2,125)     (1,629)
 Purchases of FHLB stock                                                          (3,986)     (7,603)
 Proceeds from sales of FHLB stock                                                28,431      39,000
 Proceeds from the sale of mortgage servicing rights                                  --       5,001
                                                                               ----------   ---------
   Net cash provided (used) by investing activities                               78,748    (101,944)
                                                                               ----------   ---------


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)




                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -------------------
                                                                                2001              2000
                                                                           ---------------  ------------
                                                                                   (Unaudited)

Cash flows from financing activities:
 Net increase in deposits                                                     $     2,742   $    24,838
 Advances from the FHLB                                                         7,662,279     8,133,597
 Principal payments on advances from the FHLB                                  (8,203,922)   (8,672,308)
 Securities sold under agreements to repurchase and federal funds
   purchased                                                                    2,514,648     1,403,567
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                     (2,092,086)     (824,196)
 Repurchase of Senior notes payable                                                (3,000)           --
 Net increase in advances from borrowers for taxes and insurance                    8,587         9,315
 Exercise of stock options for purchase of common stock, net                        1,965           273
 Purchase of treasury stock                                                            --       (10,882)
 Dividends paid                                                                    (3,845)       (3,443)
                                                                              ------------  ------------
   Net cash provided (used) by financing activities                              (112,632)       60,761
                                                                              ------------  ------------
   Net decrease in cash and cash equivalents                                      (34,524)      (15,135)
 Cash and cash equivalents at beginning of period                                  69,730        48,098
                                                                              ------------  ------------
 Cash and cash equivalents at end of period                                   $    35,206   $    32,963
                                                                              ------------  ------------

 Supplemental schedule of cash flows-interest paid                            $   101,527   $   113,594

 Supplemental schedule of noncash investing and financing activities:
   Transfer of mortgage-backed securities from held-to-maturity to
      available-for-sale category                                             $   811,748   $        --
   Foreclosures of loans receivable                                                 3,984         2,794






See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)  BASIS  OF  PRESENTATION

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On August 27, 1998, December 21, 1998, February 25, 1999, April 27, 2000 and July 27, 2000, the Board of Directors authorized five separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of September 30, 2001, 2,000,000 shares had been repurchased in the open market at an average repurchase price of $15.67 per share for a total cost of $31.3 million, with no shares from the July 27, 2000 authorization having been repurchased to date. Book value per common share at September 30, 2001 was $21.13.

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

(3)  MORTGAGE-BACKED  SECURITIES

Effective September 30, 2001, Coastal transferred all of its mortgage-backed securities held-to-maturity to the available-for-sale category. This is due to management's intent to restructure a portion of the balance sheet to be less vulnerable to market interest rate fluctuations. The following table reflects Coastal's mortgage-backed securities held at September 30, 2001 (in thousands):

                                                  Gross       Gross
                                Amortized      Unrealized   Unrealized       Fair
                                   Cost           Gains       Losses         Value
                                ---------     -----------    ----------    ----------
Available-for-sale:
 REMICS - Agency               $   666,944       $2,397       $(6,219)      $663,122
 REMICS - Non-agency               157,063        2,784            (5)       159,842
 FNMA certificates                  44,322          447          (286)        44,483
 GNMA certificates                  26,915          497           --          27,412
 Non-agency securities               5,244           43          (116)         5,171
                                ---------    -----------    ----------    ----------
                               $   900,488       $6,168       $(6,626)      $900,030
                                ---------    -----------    ----------    ----------

See Note 14 to the Notes to the Consolidated Financial Statements for a recent development.

Mortgage-backed  securities at December 31, 2000 were as follows (in thousands):

                                                Gross         Gross
                               Amortized     Unrealized     Unrealized       Fair
                                  Cost          Gains          Losses        Value
                                ---------    -----------    ----------    ----------
Held-to-maturity:
 REMICS - Agency               $   642,588       $1,370       $(18,368)     $625,590
 REMICS - Non-agency               168,886            9         (7,337)      161,558
 FNMA certificates                  50,128            5           (680)       49,453
 GNMA certificates                  17,681          104             --        17,785
 Non-agency securitie                6,282           --           (151)        6,131
                               -----------        ------      ---------     --------
                               $   885,565       $1,488       $(26,536)     $860,517
                               -----------        ------      ---------     --------
Available-for-sale:
 REMICS - Agency               $    77,449       $   --       $ (2,838)     $ 74,611
 GNMA certificates                  20,095            2            (35)       20,062
                               -----------        ------      ---------     --------
                               $    97,544       $    2       $ (2,873)     $ 94,673
                               -----------        ------      ---------     --------

(4)     LOANS  RECEIVABLE

Loans receivable at September 30, 2001 and December 31, 2000 were as follows (in thousands):


                                                    September 30, 2001               December 31, 2000
                                                   --------------------               -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential               $    900,247                      $  908,841
 Commercial                                                    331,629                         347,921
 Multifamily                                                   159,389                         224,361
 Residential construction                                      149,193                         157,950
 Acquisition and development                                   152,130                         133,005
 Commercial construction                                       217,794                          90,256
Commercial loans, secured by residential mortgage
 loans held for sale                                             6,431                           8,518
Commercial, financial and industrial                           113,296                         120,420
Loans secured by savings deposits                               21,558                          13,681
Consumer and other loans                                        47,738                          56,522
                                                          -------------                     -----------
                                                             2,099,405                       2,061,475
                                                          -------------                     -----------
Loans in process                                              (164,482)                       (142,451)
Allowance for loan losses                                      (15,354)                        (14,507)
Unearned interest and loan fees                                 (3,234)                         (3,864)
Discount on purchased loans, net                                (2,730)                         (4,425)
                                                          -------------                     -----------
                                                          $  1,913,605                      $1,896,228
                                                          -------------                     -----------
Weighted average yield                                            7.68%                           9.38%
                                                          -------------                     -----------

At September 30, 2001, Coastal had outstanding commitments to originate or purchase $107.7 million of real estate mortgage and other loans and had commitments under existing lines of credit to originate primary construction and other loans of approximately $120.7 million. In addition, at September 30, 2001, Coastal had $9.3 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

At September 30, 2001 and December 31, 2000, the carrying value of loans that were considered to be impaired totaled approximately $4.3 million and $4.4 million, respectively and the related allowance for loan losses on those impaired loans totaled $960,000 and $1.6 million at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, fourteen loans considered to be impaired totaling $897,000 did not have an allocated portion of the allowance for loan losses. At December 31, 2000, one loan considered to be impaired with a balance of $650,000 did not have an allocated portion of the allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2001 and 2000 was $4.4 million and $3.3 million, respectively.

An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 is as follows (in thousands):


                                                        Nine Months Ended September 30,
                                                       -------------------------------
                                                                 2001      2000
                                                               --------  --------
Balance, beginning of period                                   $14,507   $10,493
Provision for loan losses                                        3,000     4,890
Charge-offs                                                     (2,964)   (1,545)
Recoveries                                                         811       372
                                                              --------- ---------
Balance, end of period                                         $15,354   $14,210
                                                              --------- ---------

During the nine months ended September 30, 2001, charge-offs include the charge-off of an $821,000 unsecured commercial overdraft loan that was determined to be uncollectible, in addition to $709,000 in smaller balance consumer loans. During the quarter ended September 30, 2001, Coastal was able to recover $450,000 related to the unsecured commercial overdraft loan charged-off earlier in the year.

Effective March 31, 2000, Coastal sold its rights to service approximately $389.1 million of mortgage loans for third party investors and recorded a nonrecurring gain of $2.2 million. Coastal continues to service the loans in its own loans receivable portfolio.

(5)  DEPOSITS

Deposits, their stated rates and the related weighted average interest rates, at September 30, 2001 and December 31, 2000, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $225.0 million ($107.6 million from noninterest-bearing and $117.4 million from interest-bearing) at September 30, 2001and $136.6 million ($68.1 million from noninterest-bearing and $68.5 million from interest-bearing) at December 31, 2000.



                                          Stated Rate                  September 30, 2001   December 31, 2000
                                         --------------                ------------------   ------------------
Noninterest-bearing checking accounts .           0.00%                    $     44,615            $   80,849
Interest-bearing checking accounts       0.75  -  2.00                            9,622                61,046
Savings accounts                         0.75  -  3.00                           44,391                43,891
Money market demand accounts             0.00  -  6.31                          492,004               374,210
  (including amounts reclassified from
   noninterest and interest bearing
   checking accounts)
                                                                            -------------          -----------
                                                                                590,632               559,996
                                                                             ------------          -----------

Certificate accounts                     2.00  -  2.99                           15,837                   111
                                         3.00  -  3.99                          228,056                   475
                                         4.00  -  4.99                          388,969                39,930
                                         5.00  -  5.99                          215,310               261,398
                                         6.00  -  6.99                          238,488               807,684
                                         7.00  -  7.99                              306                 5,166
                                         8.00  -  8.99                               70                    67
                                         9.00  -  9.99                               --                    99
                                                                            -------------          -----------
                                                                              1,087,036             1,114,930
                                                                            -------------          -----------
Premium on purchased deposits                                                         7                    55
                                                                            -------------          -----------
                                                                            $ 1,677,675            $1,674,981
                                                                            -------------          -----------
Weighted average interest rate                                                    3.80%                  4.83%
                                                                            -------------          -----------


Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at September 30, 2001 and December 31, 2000:



                                    September 30, 2001            December 31, 2000
                                    -------------------            -----------------
Noninterest-bearing checking              $152,227                     $148,953
Interest-bearing checking                  127,039                      129,497
Money market demand accounts               266,975                      237,655

The scheduled maturities of certificate accounts outstanding at September 30, 2001 were as follows (in thousands):


                       September 30, 2001
                       -------------------
 0 through 12 months          $    991,470
 13 through 24 months               63,886
 25 through 36 months               22,481
 37 through 48 months                5,419
 49 through 60 months                3,738
 Over 60 months                         42
                              ------------
                              $  1,087,036
                              ------------

(6)  ADVANCES FROM THE FHLB AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(A) The weighted average interest rates on advances from the FHLB at September 30, 2001 and December 31, 2000 were 5.01% and 6.48%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at September 30, 2001 are summarized as follows (dollars in thousands):

                                           Weighted Average
Due during the year ending December 31,      Interest Rate           Amount
---------------------------------------    -----------------       ---------
2001                                                3.69%          $ 21,275
2002                                                 5.10            449,545
2003                                                 4.37             86,528
2004                                                 5.48             10,984
2005                                                 5.10             12,188
2006                                                 6.30              4,349
2007                                                 6.65              1,249
2008                                                 5.63              2,128
2009                                                 8.03              3,898
2010                                                 6.73                987
2011                                                 6.56              1,343
2012                                                 5.76                292
2013                                                 5.75              7,688
2014                                                 5.44              2,966
2015                                                 6.67              1,720
2018                                                 5.05              1,522
                                                                    --------
                                                     5.01%          $608,662
                                                    ------          --------

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(B) The weighted average interest rate on securities sold under agreements to repurchase at September 30, 2001 was 3.28% with the stated interest rates ranging from 2.68% to 3.55%.

(7)  SENIOR  NOTES  PAYABLE

On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes are redeemable at Coastal's option, in whole or in part, on or after June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes is payable quarterly. As of September 30, 2001, Coastal has repurchased a total of $6.1 million of the Senior Notes outstanding at par.

(8)  DERIVATIVE  INSTRUMENTS

Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and, currently, interest rate cap agreements, as described below. Effective January 1, 2001, Coastal adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133"). Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. The interest rate swap and cap agreements held by Coastal on December 31, 2000 were determined to not qualify for hedge accounting, therefore on implementation of Statement 133, Coastal recorded a transition adjustment to record these derivative instruments at fair value. On January 1, 2001, Coastal recorded a transition adjustment loss of $160,000, or $104,000 net of the tax effect, as the cumulative effect of the change in accounting for derivative instruments to record the fair value of Coastal's derivative instruments in the consolidated statements of income. For the nine months ended September 30, 2001, Coastal recorded an additional fair value loss on these derivative instruments of $450,000. The fair value changes in the derivative instruments during 2001 were primarily attributable to Coastal's interest rate swap agreements, which were totally liquidated in June 2001. As of September 30, 2001, Coastal's interest rate cap agreements were the only derivative instruments recorded at fair value pursuant to Statement 133.

Coastal has interest rate cap agreements with third parties. The agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was $15,000 at September 30, 2001, which is the recorded book value of such agreements due to the implementation of Statement 133. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of the purchase price and interest income from the interest rate cap agreements are recorded in "interest income on mortgage-backed securities or loans receivable," as appropriate, in the accompanying consolidated statements of income. The net decrease in interest income related to the interest rate cap agreements was approximately $19,000 for the nine months ended September 30, 2001 and 2000. No payments were made to Coastal under the interest rate cap agreements during the nine months ended September 30, 2001 or 2000.

Interest rate cap agreements outstanding at September 30, 2001 expire as follows (dollars in thousands):

Year of       Strike Rate        Notional
Expiration       Range            Amount
----------   --------------     ---------
2002         8.75  -  9.00%     $  16,600
2003         8.00  -  9.00%       107,667
                                ---------
                                $ 124,267
                                ---------

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

                                                                        Fair Value at
                                                       Floating Rate       End of
                       Notional      LIBOR     Fixed         at            Period
Maturity                Amount       Index      Rate   End of Period    (gain (loss))
---------------------  ---------  -----------  ------  --------------  ---------------
At December 31, 2000:
2003                   $   5,523  One-month    5.345%          6.821%  $           32
2004                       3,758  One-month    5.635           6.710               11
2005                      11,095  Three-month  6.500           6.736             (176)
                       ---------                                       ---------------
                       $  20,376                                       $         (133)
                       ---------                                       ---------------

Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market the portfolio to expected market level changes resulting from an instantaneous shock of plus and minus 200 basis points on a quarterly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, including off-balance sheet items, as well as potential changes in net interest income.

Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the cap and attempts to control this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(9)  EARNINGS  PER  SHARE

The following summarizes information related to the computation of basic and diluted earnings per common share ("EPS") for the nine-and three-month periods ended September 30, 2001 and 2000 (dollars in thousands, except per share data):

                                                                    Nine Months Ended
                                                                      September 30,
                                                                       2001         2000
                                                                 -----------  -----------

Net income                                                       $   16,869   $   14,863
Preferred stock dividends                                            (1,881)      (1,881)
                                                                 -----------  -----------
Net income available to common stockholders                      $   14,988   $   12,982
                                                                 -----------  -----------
Weighted average number of common shares
 outstanding used in basic EPS calculation                        5,755,274    5,990,397
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                        313,896      119,624
                                                                 -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                      6,069,170    6,110,021
                                                                 -----------  -----------
Basic EPS                                                        $     2.60   $     2.17
                                                                 ===========  ===========
Diluted EPS                                                      $     2.47   $     2.12
                                                                 ===========  ===========

                                                                     Three Months Ended
                                                                        September 30,
                                                                        2001         2000
                                                                  -----------  -----------

Net income                                                        $    5,699   $    4,730
Preferred stock dividends                                               (627)        (627)
                                                                  -----------  -----------
Net income available to common stockholders                       $    5,072   $    4,103
                                                                  -----------  -----------
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,796,458    5,645,330
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         325,621      146,142
                                                                  -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,122,079    5,791,472
                                                                  -----------  -----------
Basic EPS                                                         $     0.88   $     0.73
                                                                  ===========  ===========
Diluted EPS                                                       $     0.83   $     0.71
                                                                  ===========  ===========

The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of September 30, 2001 and 2000, Coastal had 2,000,000 common shares in treasury.

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

At September 30, 2001, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):

                                                                 Minimum For Capital      Well Capitalized
                                                Actual            Adequacy Purposes          Requirements
                                        -------------------     ------------------           -------------
Capital Requirement                        Amount        Ratio       Amount    Ratio       Amount    Ratio
--------------------                      ----------   --------     --------  ------       --------  ------

 Tier 1 (core)                         $   201,120        6.72%    $119,679     4.00%    $149,599     5.00%
 Tier 1 risk-based                         201,120       10.89       73,850     4.00      110,775     6.00
 Total risk-based                          216,474       11.73      147,700     8.00      184,626    10.00

As of September 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

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

(13)  RECENT  ACCOUNTING  STANDARDS

In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") were issued. Statement 141, which is effective for business combinations initiated or completed after June 30, 2001, eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. Statement 141 also requires, upon adoption of Statement 142, that Coastal evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.

Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of Statement 142. Coastal is required to implement Statement 142 on January 1, 2002 and test for impairment in accordance with the provisions of Statement 142 within the first interim period of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in that first interim period. As of the date of adoption, Coastal expects to have unamortized goodwill in the amount of $21.8 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.1 million and $701,000 for the nine and three month periods ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on Coastal's financial statements at the date of this report, including whether Coastal will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(14)  RECENT  DEVELOPMENT

On November 8, 2001, Coastal entered into an agreement with a New York Stock Exchange-traded company to sell approximately $855 million of its mortgage-backed securities portfolio. The gain to be recognized related to this transaction is estimated to be approximately $175,000. The purpose of this transaction is to restructure a portion of Coastal's consolidated statement of financial condition to be less vulnerable to market interest rate fluctuations by taking advantage of the current low interest rate environment. Management will use the proceeds of this sale to immediately purchase approximately $280 million of pass-through mortgage-backed securities. Management intends to purchase up to an additional $220 million in other mortgage-backed securities which, together with those to be acquired, are expected to be less volatile in times of interest rate fluctuations and should lessen the extension risk that was presented by the securities sold. Coastal will place any mortgage-backed securities purchased in the available-for-sale category on the consolidated statement of financial condition. Management further intends to acquire approximately $350 million of single-family mortgage loans through bulk loan purchases. It is anticipated that the sales proceeds will be fully reinvested by the end of the first quarter of 2002. Management's restructuring actions are intended to improve the stability and quality of future earnings, although in the short-term, earnings could be negatively impacted depending on Coastal's ability to replace the assets sold in a timely manner. The sales agreement, as well as the purchase of the $280 million in securities, are both scheduled to close on November 26, 2001. Coastal's ability to complete the intended sale and purchases of the securities or the loans is not certain and cannot be guaranteed. If consummated, Coastal intends to report the transaction on a Form 8-K as required by the Securities Exchange Act of 1934, as amended, and the rules of the SEC, and will provide further information relating to the effect of the transactions on its balance sheet and future earnings at that time.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF  OPERATIONS
--------------

Financial  Condition
--------------------

Total assets decreased slightly by $121.4 million from December 31, 2000 to September 30, 2001. The net decrease resulted primarily from decreases of $34.5 million, $80.6 million and $22.8 million in cash and cash equivalents, total mortgage-backed securities and stock in the FHLB, respectively, and other small changes in other categories. The decrease in total mortgage-backed securities was due to principal payments received and the decrease in stock in the FHLB was due to the decreased amounts required to be maintained based on the decreased level of FHLB advances outstanding. These decreases were only slightly offset by increases of $4.1 million, $17.4 million and $1.8 million in Federal funds sold, loans receivable and prepaid expenses and other assets, respectively.

As discussed in Note 3 to the Consolidated Financial Statements, effective September 30, 2001, Coastal transferred all of its mortgage-backed securities held-to-maturity to the available-for-sale category.

Deposits increased $2.7 million from December 31, 2000 to September 30, 2001 and securities sold under agreements to repurchase and federal funds purchased increased 100.0% or $422.6 million. Advances from the FHLB decreased $541.6 million or 47.1% during the period due to a reallocation of borrowings to securities sold under agreements to repurchase with more favorable market rates. Stockholders' equity increased 11.8% or $16.3 million from December 31, 2000 to September 30, 2001 as a result of net income and a $1.3 million decrease in accumulated other comprehensive loss, offset somewhat by dividends declared.


Results  of  Operations  for  the  Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

General
-------


For the nine months ended September 30, 2001, net income was $16.9 million compared to $14.9 million for the nine months ended September 30, 2000. The increase in net income for the nine months ended September 30, 2001 was comprised of the following compared to the same period in 2000: a $2.9 million increase in net interest income, a $1.9 million decrease in the provision for loan losses, somewhat offset by a $1.1 million decrease in noninterest income (which includes a $450,000 fair value loss on derivative instruments due to the adoption of Statement 133), a $499,000 increase in noninterest expense and a $1.1 million increase in the provision for Federal income taxes. Net interest income for the nine months ended September 30, 2000 includes a $1.1 million special stock dividend declared by the FHLB (the "FHLB special dividend"). The increase in net interest income was due primarily to the increase in net interest margin to 2.97% for the nine months ended September 30, 2001 from 2.86% for the same period in 2000, which includes the FHLB special dividend. Net interest margin, excluding the FHLB dividend, was 2.81% for the nine months ended September 30, 2000. The decrease in noninterest income was primarily due to the $2.2 million gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000, the related $244,000 decrease in loan servicing income in 2001 and the fair value loss on derivative instruments of $450,000 recorded in 2001 pursuant to Statement 133. In addition, there were increases of $443,000, $131,000, $693,000 and $467,000 in service charges on deposit accounts, loan fees, gain on sale of real estate owned and other noninterest income, respectively.

Interest  Income
----------------

Interest income for the nine months ended September 30, 2001 decreased $8.8 million or 5.0% from the nine months ended September 30, 2000. The decrease was primarily due to the decrease in the average yield on interest-earning assets of 0.45% to 7.52% for the nine months ended September 30, 2001 from 7.97% for the same period in 2000, which includes the FHLB special dividend, offset somewhat by an increase in average interest-earning assets of $18.3 million. Interest income on loans receivable decreased $2.5 million due to a decrease in the average yield to 8.30% for the nine months ended September 30, 2001 from 8.84% for the same period in 2000, offset by an $82.3 million increase in the average balance of loans receivable. Interest income on mortgage-backed securities decreased $4.0 million due to a $51.8 million decrease in the average balance and a decrease in the average yield to 6.09% for the nine months ended September 30, 2001 from 6.31% for the same period in 2000.

In addition, interest income on FHLB stock, Federal funds sold and other interest-earning assets decreased $2.3 million during the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease was due to the $12.2 million decrease in the average balance of such assets and to the FHLB special dividend recorded in the second quarter of 2000.

Total interest-earning assets for the nine months ended September 30, 2001 and 2000 averaged $3.0 billion for both periods.

Interest  Expense
-----------------

Interest expense on interest-bearing liabilities was $101.2 million for the nine months ended September 30, 2001, as compared to $112.9 million for the same period in 2000, which represents a decrease of $11.7 million, or 10.4%. The decrease in interest expense was primarily due to the decrease in the average rate paid on interest-bearing liabilities to 4.97% for the nine months ended September 30, 2001 from 5.53% for the same period in 2000, in addition to the slight decrease of $5.9 million in the average balance of interest-bearing liabilities outstanding. The change in average interest-bearing liabilities consisted of a $214.3 million decrease in average FHLB advances and a decrease of $374,000 in average Senior notes payable, offset by an increase of $152.5 million in average securities sold under agreements to repurchase and federal funds purchased and a $56.3 million increase in average interest-bearing deposits.

Net  Interest  Income
---------------------

Net interest income was $66.2 million for the nine months ended September 30, 2001 and $63.3 million for the same period in 2000. Net interest margin ("Margin") was 2.97% for the nine months ended September 30, 2001 compared to 2.86% (2.81% excluding the effect of the FHLB special dividend) for the nine months ended September 30, 2000. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.55% for the nine months ended September 30, 2001 from 2.44% (2.39% excluding the effect of the FHLB special dividend) for the nine months ended September 30, 2000. Management also calculates an alternative Spread which includes noninterest-bearing deposits to show a spread that considers the cost of all deposits as part of the overall cost of funds. Under this calculation, the alternative Spreads for the nine months ended September 30, 2001 and 2000 were 2.81% and 2.72% (2.67% excluding the effect of the FHLB special dividend), respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increase in Margin and Spread was primarily due to the 0.56% decrease in the average rate paid on interest-bearing liabilities during the nine months ended September 30, 2001 compared to the first nine months of 2000, offset by the 0.45% decrease in the average yield on interest-earning assets. Average net interest-earning assets increased $24.2 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000.

Management's overall goal is to continue to improve the asset/liability composition of Coastal's balance sheet to be less vulnerable to market interest rate fluctuations. Management is looking at balance sheet alternatives to improve the balance sheet composition to reduce interest rate risk and the related prepayment risk. In addition, management is focusing on efforts to add loans tied to variable rates such as LIBOR, local and regional prime rates (instead of, for example, the cost of funds rate), as well as efforts to replace LIBOR based borrowings with lower cost retail deposits.

Also see Note 14 to the Notes to the Consolidated Financial Statements for a recent development.

Provision  for  Loan  Losses
----------------------------

The provision for loan losses was $3.0 million for the nine months ended September 30, 2001 compared to $4.9 million for the nine months ended September 30, 2000. At September 30, 2001, Coastal had nonperforming loans totalling $22.7 million. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing. Of these nonperforming loans at September 30, 2001, $18.7 million, or 82%, were first lien residential (single family) mortgage loans, $1.3 million were commercial real estate loans, $882,000 were commercial, financial and industrial loans, with the balance in the residential construction, multifamily real estate, acquisition and development, consumer and other loan categories. At December 31, 2000, nonperforming loans totaled $21.2 million, of which $16.5 million, or 78%, were first lien residential mortgage loans. At September 30, 2001, the allowance for loan losses as a percentage of nonperforming loans was 67.6% compared to 68.3% at December 31, 2000.

Although no assurance can be given, management believes that the allowance for loan losses at September 30, 2001 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

For the nine months ended September 30, 2001, noninterest income decreased $1.1 million to $8.3 million, compared to $9.4 million for the nine months ended September 30, 2000. The decrease in noninterest income was primarily due to the $2.2 million non-recurring gain recorded on the sale of Coastal's mortgage servicing rights during the first quarter of 2000 and the related loss of the servicing income during the periods subsequent to the sale. In addition to the effect of the servicing sale, the effect of the fair value loss on derivative instruments of $450,000 recorded during the nine months ended September 30, 2001 pursuant to Statement 133 was a factor in the decrease in total noninterest income. The fair value changes in the derivative instruments were primarily attributable to Coastal's interest rate swap positions, which were totally liquidated in June 2001. In addition to these items, comparing the nine months ended September 30, 2001 to the same period in 2000, service charges on deposit accounts increased $443,000, loan fees increased $131,000, the gain on sale of real estate owned increased $693,000 and other noninterest income increased $467,000. The increase in service charges on deposit accounts was due to Coastal's continued focus on increasing transaction type deposit accounts and the related fee income. The increase in the gain on the sale of real estate owned was primarily due to the $603,000 gain on the sale of one real estate owned property during the period ended September 30, 2001. The increase in other noninterest income was primarily due to $300,000 in insurance claim proceeds received in 2001 for reimbursement of certain deposit account losses incurred in prior years and a $151,000 increase in the gain on the sale of loans held for sale.

Noninterest  Expense
--------------------

For the nine months ended September 30, 2001, noninterest expense increased $499,000 from the nine months ended September 30, 2000. The overall increase in noninterest expense was due to increases of $952,000, $19,000 and $2,000 in compensation, payroll taxes and other benefits, data processing, and other noninterest expense, respectively. These increases were somewhat offset by decreases of $296,000 and $178,000 in office occupancy and the amortization of goodwill, respectively.

Provision  for  Federal  Income  Taxes
--------------------------------------

The provision for Federal income taxes for the nine months ended September 30, 2001 was $8.4 million compared to the provision for Federal income taxes for the nine months ended September 30, 2000 of $7.4 million. The increase was due to the increased income before provision for Federal income taxes, minority interest and cumulative effect of accounting change in 2001, with the effective tax rate for both periods being approximately 31%.


Results  of  Operations  for  the Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

General
-------

For the three months ended September 30, 2001, net income was $5.7 million compared to $4.7 million for the three months ended September 30, 2000. Comparing the third quarter of 2001 to the third quarter of 2000, the following were the changes in the components of net income: net interest income increased $886,000, noninterest income increased $1.1 million, noninterest expense increased $531,000 and the provision for Federal income taxes increased $498,000.

During the third quarter of 2001, Coastal began performing its own item processing functions. These item processing functions, that were previously performed by Coastal's primary data processing service provider, are now performed by Coastal employees using facilities and equipment owned or leased by Coastal. In addition, during the third quarter of 2001, Coastal completed the data processing conversion of 15 branches to Coastal's primary loan and deposit system. These branches had been operating on a separate system since 1998 when most of the branches were acquired. The compensation related expenses for the additional staff needed for the inhouse item processing functions added to the increase in noninterest expense comparing the third quarter of 2001 to the third quarter of 2000. The positive effect of decreased data processing expenses related to the item processing function change and the data processing conversion for the 15 branches are expected to begin in the fourth quarter of 2001.

Interest  Income
----------------

Interest income for the three months ended September 30, 2001 decreased $9.9 million or 16.3% from the three months ended September 30, 2000. The decrease was due to a decrease in the average yield on interest-earning assets of 1.23% to 6.98% for the three months ended September 30, 2001 from 8.21% for the three months ended September 30, 2000. Interest income on loans receivable decreased $5.5 million due to a decrease in the average yield of 1.36% during the three months ended September 30, 2001 from the same period in 2000, offset somewhat by an increase of $49.3 million in the average balance of loans receivable. Interest income on mortgage-backed securities decreased $3.7 million due to a decrease in the average yield of 1.10% for the three months ended September 30, 2001 from the same period in 2000 and a decrease in the average balance of $72.3 million due to principal payments received.

In addition, interest income on FHLB stock, federal funds sold and other interest-earning assets decreased $716,000. The majority of the decrease was due to the decrease in the average balance of other interest-earning assets of $22.8 million, primarily due to the decrease in average FHLB stock held, offset by an increase in average federal funds sold. Total interest-earning assets averaged $2.9 billion for the three months ended September 30, 2001 compared to $3.0 billion for the three months ended September 30, 2000.

Interest  Expense
-----------------

Interest expense on interest-bearing liabilities was $29.3 million for the three months ended September 30, 2001, as compared to $40.1 million for the same period in 2000. The decrease in interest expense was due to a decrease in the average rate paid on interest-bearing liabilities to 4.37% for the three months ended September 30, 2001 from 5.80% for the three months ended September 30, 2000 and a $76.8 million decrease in the average balance of interest-bearing liabilities. As mentioned previously, the 1.43% decrease in the average rate paid on interest-bearing liabilities was due primarily to the substantial reduction in overall market interest rates during 2001 (as compared to 2000). The decrease in average interest-bearing liabilities consisted primarily of a $163.4 million decrease in average advances from the FHLB and a $1.1 million decrease in Senior notes payable, offset by a $45.8 million increase in average interest-bearing deposits and a $42.0 million increase in average securities sold under agreements to repurchase and federal funds purchased.

Net  Interest  Income
---------------------

For the three months ended September 30, 2001, net interest income increased $886,000 as compared to the three months ended September 30, 2000. The increase in net interest income was primarily due to the increase in Margin to 2.95% for the three months ended September 30, 2001 from 2.79% for the three months ended September 30, 2000. Spread increased to 2.61% for the three months ended
September 30, 2001 from 2.41% for the three months ended September 30, 2000. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended September 30, 2001 and 2000 were 2.85% and 2.70%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The overall increases in Margin and Spread were primarily due to the 1.43% decrease in the average rate paid on interest-bearing liabilities, offset by the decrease in the average yield on interest-earning assets of 1.23%. Average net interest-earning assets increased $31.0 million for the three months ended September 30, 2001 from the three months ended September 30, 2000.

Provision  for  Loan  Losses
----------------------------

The provision for loan losses was $900,000 for the three months ended September 30, 2001 and for the three months ended September 30, 2000. At September 30,
2001, Coastal had nonperforming loans totaling $22.7 million. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing. Of these nonperforming loans at September 30, 2001, $18.7 million, or 82%, were first lien residential (single family) mortgage loans, $1.3 million were commercial real estate loans, $882,000 were commercial, financial and industrial loans, with the balance in the residential construction, multifamily real estate, acquisition and development, consumer and other loan categories. At December 31, 2000, nonperforming loans totaled $21.2 million, of which $16.5 million, or 78%, were first lien residential mortgage loans. At September 30, 2001, the allowance for loan losses as a percentage of nonperforming loans was 67.6% compared to 68.3% at December 31, 2000.

Although no assurance can be given, management believes that the allowance for loan losses at September 30, 2001 is adequate considering the changing composition of the loans receivable portfolio, historical loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

For the three months ended September 30, 2001, noninterest income increased by $1.1 million to $3.5 million, compared to $2.4 million for the three months ended September 30, 2000. The increase in noninterest income was comprised of a $275,000 increase in service charges on deposit accounts, a $130,000 increase in loan fees and a $734,000 increase in the gain on sale of real estate owned, somewhat offset by a $20,000 decrease in other noninterest income and a $7,000 fair value loss on derivative instruments. The increase in service charges on deposit accounts was due to Coastal's continued focus on increasing transaction type deposit accounts and the related fee income. The increase in the gain on sale of real estate owned was primarily due to the $603,000 (or 6.4 cents per diluted share, after tax) gain on the sale of one real estate owned property during the quarter ended September 30, 2001.

Noninterest  Expense
--------------------

For the three months ended September 30, 2001, noninterest expense increased $531,000 from the three months ended September 30, 2000. This increase in noninterest expense was primarily due to the $459,000 increase in compensation, payroll taxes and other benefits, a $234,000 increase in other noninterest expense and a $32,000 increase in data processing expense, partially offset by a $133,000 decrease in office occupancy and a $61,000 decrease in the amortization of goodwill. The increase in compensation, payroll taxes and other benefits was primarily due to normal merit increases for existing staff, in addition to the staff needed for the item processing functions brought in house during the third quarter of 2001 and additional personnel needed to continue Coastal's focus on commercial business products and lending.

Provision  for  Federal  Income  Taxes
--------------------------------------

The provision for Federal income taxes for the three months ended September 30, 2001 was $2.8 million compared to $2.3 million for the three months ended September 30, 2000. The increase was due to the increased income before provision for Federal income taxes and minority interest in 2001, with the effective tax rates for the periods being 31% for 2001 and 30% for 2000.

Liquidity  and  Capital  Resources
----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At September 30, 2001, Coastal had binding commitments to originate or purchase loans totaling approximately $107.7 million and had $164.5 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 2001 totaled $991.5 million at September 30, 2001. Management believes that Coastal has adequate resources to fund all of its commitments.

As of September 30, 2001, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's forward-looking five year goal is to have over $5 billion in assets, over $3 billion in deposits, $2.5 billion in loans and 80 branches in cities throughout central and south Texas, although there can be no assurance that this goal can be accomplished through growth or acquisitions.

Forward-Looking  Information
----------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to Coastal; the risks associated with the Bank's non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and warehouse loans); and changes in business strategies and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 27, 2001.

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

     Not  applicable

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




Dated:     11/14/01                                   By     /s/ Manuel J. Mehos
           --------                                          -------------------
                                                               Manuel  J.  Mehos
                                                       Chief  Executive  Officer









Dated:     11/14/01                              By     /s/  Catherine  N.Wylie
           --------                                          ------------------
                                                           Catherine  N.  Wylie
                                                      Chief  Financial  Officer