Form 10-K
period 2001-12-31
COASTAL BANCORP INC
filed 2002-03-26
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


    [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                                             -----------------

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

As of March 14, 2002, the aggregate market value of the 5,848,570 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,696,174 shares held by all directors and executive officers of the Registrant as a group, was $134,952,870. This figure is based on the closing sale price of $32.50 per share of the Registrant's Common Stock on March 14, 2002, as reported in The Wall Street Journal on March 15, 2002.

Number  of  shares of Common Stock outstanding as of March 14, 2002:   5,848,570

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders ("Proxy Statement") are incorporated into Part III, Items 10-13 of this Form 10-K.

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

     At December 31, 2001, the Company had total consolidated assets of $2.6 billion, total deposits of $1.7 billion, $28.8 million in Series A Preferred Stock of the Bank, 9.12% Series A Cumulative Preferred Stock of $27.5 million and common stockholders' equity of $129.9 million.

     The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS") and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the
"Department"). The Company is also subject to various reporting and other requirements of the Securities and Exchange Commission (the "SEC"). See "Regulation - The Company."

     The Company's executive offices are located at Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057-5745, and its telephone number is
(713) 435-5000. The Bank operates a website on the Internet for business and marketing purposes at www.coastalbanc.com. (The website is not a part of this
                        -------------------
Form  10-K.)


     COASTAL  BANC  SSB

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 50 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas.

     The Bank, which was originally organized in 1954, was acquired in 1986 by an investor group (which includes a majority of the current members of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Since then, the Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, and, in 1995, acquired an independent national bank. By December 31, 2001, the Bank had total assets of $2.6 billion, total deposits of $1.7 billion and stockholders' equity of $225.2 million.

     The Bank attempts to maximize profitability through the generation of net interest income and fee income. To meet this objective, the Bank has implemented a strategy of building its core deposit base while deploying its funds in assets, which provide an attractive return with acceptable credit risk. In carrying out this strategy, and to ultimately provide an attractive rate of return to the Company's shareholders, the Bank adheres to four operating principles: (i) continuing to expand its low cost core deposit base; (ii) minimizing interest rate risk; (iii) controlling credit risk, while increasing the emphasis on commercial business lending; and (iv) maintaining a low level of general overhead expense relative to its peers. These operating principles are briefly discussed below.

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

     INTEREST RATE RISK. The Bank has implemented its second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to the repricing or expected terms of its interest-bearing liabilities. The Bank also tries to match the basis or index (for example, the London Interbank Offered Rate
("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI") upon which these assets and liabilities reprice. Generally this is achieved through management of the composition of the Bank's assets and liabilities. The Bank may also use interest rate swap and cap agreements to aid in minimizing exposure to interest rate fluctuations. In November 2001, to strategically restructure a portion of its asset base to make it less vulnerable to market interest rate fluctuations, the Company completed the sale of approximately $845 million of its mortgage-backed securities. The majority of the securities sold were Collateralized Mortgage Obligations ("CMOs") tied to COFI and contained extension risk which caused, on average, high levels of price volatility. Also in November, the Company used a portion of the proceeds of the sale to purchase approximately $512 million of primarily pass thru mortgage-backed securities with an overall shorter expected duration. Coastal reduced borrowings with the remainder of the proceeds from the sale. See
"Management's  Discussion  and  Analysis  of  Financial Condition and Results of
Operations  -  Asset  and  Liability  Management"  set  forth  in Item 7 hereof.

     CREDIT RISK. The Bank has implemented the third operating principle, controlling credit risk, while increasing the emphasis on its commercial business lending, by (i) holding a substantial portion of its assets in primarily adjustable rate first lien (single family) residential mortgage loans and mortgage-backed securities, and (ii) taking a cautious approach to its direct lending operations, including the development of commercial business lending. At December 31, 2001, the Company's total loans receivable portfolio amounted to $1.9 billion or 71.7% of total assets, $880.6 million of which were comprised of first lien single family residential mortgage loans. At December 31, 2001, of the Company's $2.6 billion in total assets, $514.1 million or 19.8% of total assets consisted of mortgage-backed securities.

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed operations and branch office system which is able to administer and deliver its products and services in an economical manner. The Company's ratio of noninterest expense to average total assets on a consolidated basis was 1.94% for the year ended December 31, 2001.

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

LENDING  ACTIVITIES

     GENERAL. Since 1995, the Bank has attempted to re-align its lending products to compete with commercial banks in an effort to increase its net interest margin while at the same time controlling credit risk. The Bank originates and purchases for retention in its portfolio only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities and other characteristics. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors and management.

     The Bank has taken a cautious approach to the development and growth of its direct lending operations in its efforts to control credit risk. In November 1995, the Bank acquired its first commercial bank, Texas Capital Bancshares, Inc. ("Texas Capital"). The $103.3 million in loans acquired from Texas Capital included first lien residential, multifamily and commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. In 1998, the Bank acquired twelve commercial bank branches (the "1998 Branch Acquisition") and designated them as the foundation for the Bank's Business Banking Centers, which focus on the Bank's commercial banking customers. In an effort to enhance its ability to service its commercial customers, during the fourth quarter of 1997 the Bank implemented a new process for originating, underwriting and approving all loans over $1.0 million. The staff of the Portfolio Control Center ("PCC") manages this process and applies Internet and network computer technology to take a loan from application to closing in less time than before by incorporating more comprehensive credit information than previously reviewed by the Bank. The PCC staff, as part of the Bank's Asset/Liability Subcommittee, is also responsible for monitoring and managing the Bank's assets and liabilities and their sensitivity to interest rate changes.

     The following table sets forth information concerning the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.


                                                                    At December 31,
                                            2001           2000         1999         1998         1997
                                       ---------------  -----------  -----------  -----------  -----------
                                                                    (In thousands)
Real estate mortgage loans:
First lien residential                    $880,624       $908,841     $836,005     $690,510     $689,767
Multifamily                                124,616        224,361      163,059      119,447      131,454
Residential construction                   136,035        157,950      136,675      115,714       83,359
Acquisition and development                140,009        133,005      103,357       75,932       31,619
Commercial                                 319,377        347,921      314,292      257,723      181,315
Commercial and multifamily
  construction                             222,026         90,256       65,934       40,344       14,506
Commercial secured by residential
  mortgage loans held for sale
  ("Warehouse")                             11,508          8,518       60,372      173,124       98,679
Commercial secured by mortgage
  servicing rights ("MSR")                   --             --           --           3,867       32,685
Commercial, financial and industrial       116,029        120,420      100,195       92,218       30,877
Loans secured by deposits                   21,238         13,681       13,094       13,164        8,695
Consumer and other                          43,384         56,522       63,383       66,989       15,030
                                       ---------------  -----------  -----------  ----------- -----------

Total loans                              2,014,846      2,061,475    1,856,366    1,649,032    1,317,986
                                       ---------------  -----------  -----------  ----------- -----------

Loans in process                         (131,064)      (142,451)    (108,561)     (99,790)     (47,893)
Allowance for loan losses                 (15,385)       (14,507)     (10,493)     (11,358)      (7,412)
Unearned interest and loan fees            (2,959)        (3,864)      (2,947)      (3,493)      (2,926)
Net (discount) premium on
purchased loans                            (1,837)        (4,425)          716       3,758         1,680
                                       ---------------  -----------  -----------  ----------- -----------
Total loans receivable, net             $1,863,601     $1,896,228   $1,735,081  $1,538,149    $1,261,435
                                       =============  ============= =========== ==========    ===========

    SCHEDULED  MATURITIES.       The  following  table  sets  forth  certain
information at December 31, 2001 regarding the principal amount of loans maturing in the Company's loans receivable portfolio based on their contractual terms to maturity assuming no periodic amortization of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                          AT DECEMBER 31, 2001
                                            More than     More than        More than       More than      Over
                                 One year   one year to   three years      five years to   ten years to   twenty
                                 or less    three years   to five years    ten years       twenty years   years        Total
                                 ---------  ------------  ---------------  --------------  -------------  --------  ----------
                                                                           (In thousands)

First lien residential mortgage  $  15,683  $     34,744  $        52,423  $       61,916  $     423,307  $287,192  $  875,265
Multifamily mortgage                54,662        41,744           25,452             251            368     1,396     123,873
Residential construction            80,806         7,907              191             471             --        --      89,375
Real estate acquisition
 and development                    47,942        37,423            5,073             521             --        --      90,959
Commercial real estate              94,852        91,362           63,062          22,187         43,679        --     315,142
Commercial  and multifamily
 construction                       66,859        81,723           15,108          10,031          6,461        --     180,182
Commercial, other                   82,954        38,583           10,670           2,515            496        --     135,218
Consumer and other                  14,681        17,083           10,306           5,798          5,553       166      53,587
                                 ---------  ------------  ---------------  --------------  -------------  --------  ----------
 Total loans                     $ 458,439  $    350,569  $       182,285  $      103,690  $     479,864  $288,754  $1,863,601
                                 =========  ============  ===============  ==============  =============  ========  ==========




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

     The following table sets forth the amount of loans due after one year from December 31, 2001 by category and which have fixed or adjustable interest rates.

                                                Interest  Rate
                                                --------------
                                              Fixed      Adjustable     Total
                                         ---------------  -----------  ----------
                                                         (In thousands)

First lien residential mortgage          $       298,383  $   561,199  $  859,582
Multifamily mortgage                               6,880       62,331      69,211
Residential construction                             750        7,819       8,569
Real estate acquisition and development            2,655       40,362      43,017
Commercial real estate                            64,921      155,369     220,290
Commercial and multifamily construction            2,460      110,863     113,323
Commercial, other                                 25,929       26,335      52,264
Consumer and other                                38,474          432      38,906
                                         ---------------  -----------  ----------
 Total                                   $       440,452  $   964,710  $1,405,162
                                         ===============  ===========  ==========

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of mortgage loans serviced for third party investors during the periods presented. See "Mortgage Loan Servicing."


                                                            Year  Ended  December  31,
                                                          2001         2000         1999
                                                   ---------------  -----------  -----------
                                                                   (In thousands)
 Loan Originations:
   First lien residential mortgage                 $       49,452   $   40,957   $   26,042
   Home equity                                              8,799        6,406        4,520
   Residential construction and acquisition
     and development                                      281,253      302,839      255,732
   Warehouse                                              159,595      359,270    1,366,880
   MSR                                                         --           --        5,134
   Multifamily mortgage                                    47,779       86,404      103,718
   Commercial real estate                                 151,016      130,581      179,196
   Commercial and multifamily construction                 70,891       39,724       52,718
   Commercial, financial and industrial                   141,600      138,959      161,776
   Consumer and other                                      44,641       46,057       43,298
                                                   ---------------  -----------  -----------
     Total loan originations                              955,026    1,151,197    2,199,014
 Purchase of residential mortgage loans
   (net of repurchases by investors)                      250,945      236,362      365,951
 Purchase of residential construction loans                    --          608       11,077
 Purchase of automobile loans                                  --           --       10,176
                                                   ---------------  -----------  -----------
     Total loan originations and purchases              1,205,971    1,388,167    2,586,218
                                                   ---------------  -----------  -----------
 Foreclosures                                               5,450        3,672        4,398
 Principal repayments and reductions to
   principal balance                                    1,232,944    1,217,229    2,372,243
                                                   ---------------  -----------  -----------
     Total foreclosures, repayments and
       reductions to principal balance                  1,238,394    1,220,901    2,376,641
                                                   ---------------  -----------  -----------
 Amortization of premiums, discounts and fees on
   loans                                                    3,696         (329)      (2,070)

 Provision for loan losses                                 (3,900)      (5,790)     (10,575)
                                                   ---------------  -----------  -----------
     Net increase (decrease) in loans receivable   $      (32,627)  $  161,147   $  196,932
                                                   ===============  ===========  ===========



     FIRST LIEN RESIDENTIAL MORTGAGE LOAN PURCHASES, SALES AND ORIGINATIONS. The Bank primarily purchases and also originates loans secured by first lien mortgages on completed single family residences for its own portfolio. The majority of the Bank's residential mortgage loans have been acquired through bulk purchases in the traditional secondary market and are secured by real estate located throughout the United States. During 2001, 2000 and 1999, the Bank purchased $250.9 million, $236.4 million and $366.0 million of such loans, respectively. The Bank also originates these types of loans primarily in the geographic areas surrounding the Bank's branch locations. During 2001, 2000 and 1999, the Bank originated residential mortgage loans for portfolio totaling $49.5 million, $41.0 million and $26.0 million, respectively.

     The Bank acquires first lien residential mortgage loans for its portfolio through bulk purchases when the prices of these purchases are considered to be favorable. The acquisition of first lien residential mortgage loans has been accomplished primarily through bulk purchases in the traditional secondary market (from mortgage companies, financial institutions, investment banks and, beginning in 1997, from CBCC). Bulk purchases allow the Bank to obtain these residential mortgage loans without the cost of origination activities. Personnel from the Bank generally analyze loan bid packages, as they become available from CBCC and from third parties, and the members of the PCC, along with the Bank's Chief Executive Officer, review the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The bid price with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, assumed prepayment speeds and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan portfolios that meet the Bank's purchase criteria.

     The Bank offers, but does not actively solicit, a variety of mortgage products designed to respond to consumer needs and competitive factors. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. The Bank also originates conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which is presently $300,700, or loans that do not otherwise meet the criteria established by FNMA or FHLMC).

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

     While the Bank has the general authority to originate and purchase loans secured by real estate located anywhere in the United States, the largest concentrations of its first lien residential mortgage and residential construction loan portfolios is secured by realty located in California and Texas.

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

     Most of the builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit (which is generally 90 days to one year), the interest rate of the loans to be offered under the line (which is generally set at a rate indexed to The Wall Street Journal prime rate or LIBOR on the outstanding monthly loan balance) and the loan fees payable.
When the builder desires to draw upon a short-term line of credit, a separate loan application must be made under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately verified to be in compliance with the terms previously approved with the line of credit.

     The terms of the Bank's construction loans are generally for one year or less, unless extended by the Bank. If a construction loan is extended, the borrower is generally charged a loan fee for each 90 day extension period. The Bank reserves the right to extend any loan term, but generally does not permit the original term and all extensions to exceed 24 months without amortization of principal either in monthly increments or a lump sum.

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

     At December 31, 2001, the Bank had $90.5 million in outstanding residential construction loans (net of loans in process of $45.5 million) of which $218,000 were on nonaccrual status. At the present time, the Bank has approved builders primarily domiciled in the Houston, Dallas, and Austin metropolitan areas, as well as the Rio Grande Valley area, and is selectively soliciting new builders for its residential construction lending program. In addition, the Bank participates in the funding of residential construction loans with other institutions. Two of the Bank's approved builders are authorized for the funding of loans on properties located outside the state of Texas. At December 31, 2001, there were loans totaling $7.7 million for these builders in the states of Arizona, New Mexico and Ohio. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship.

     Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied residential real estate, due to the lender's reliance on the borrower to add to the estimated value of the property through construction within the budget set forth in the loan application. The Bank attempts to limit its risk exposure by, among other things: limiting the number of borrowers to whom it lends and establishing specific qualification requirements for borrowers generally; continually monitoring the general economic conditions in the market, recent housing starts and sales; continually monitoring the financial position of its borrowers throughout the term of the loan; continually monitoring the progress of the development through site inspections prior to loan disbursements; utilizing only qualified, approved appraisers; and requiring that the builder maintain a pre-approved ratio (generally not greater than 60%) of speculative to pre-sold homes in the development.

     COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LENDING. The Bank initiated a program in 1993 to actively seek loans secured by commercial or multifamily properties. Commercial real estate and multifamily mortgage loans typically involve higher principal amounts and repayment of the loans generally depends, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are generally for a short to medium term of between one to five years, and have floating rates indexed to prime rate or LIBOR or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are primarily located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation of the collateral. At December 31, 2001, commercial real estate loans totaling $319.4 million and multifamily mortgage loans of $124.6 million were outstanding. At December 31, 2001, the Bank had commercial real estate loans totaling approximately $1.2 million that were on nonaccrual status and multifamily mortgage loans totaling approximately $82,000 that were on nonaccrual status.

     The Bank began originating commercial real estate and multifamily construction loans in 1996 primarily for the construction or renovation of income generating facilities. The Bank generally underwrites these loans in the same way it underwrites its multifamily mortgage loans and attempts to manage the risk of such loans by lending to proven developers/owners, requiring that each builder maintain a specified amount of equity in the project, continually monitoring the progress of the development through site inspections prior to loan disbursement and by monitoring other financial strength requirements. At December 31, 2001, commercial and multifamily construction loans totaling $183.8 million (net of loans in process of $38.2 million) were outstanding, none of which were on nonaccrual status.

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

     During 1999, the Bank experienced significant loan losses in Warehouse and MSR loans due to the default of two borrowers. The first loss was related to the $10.0 million participation purchased in 1998 in a Warehouse loan aggregating $25.0 million to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively "MCA"). In late January 1999, due to a lack of liquidity, MCA ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of MCA's books and records, marshal its assets and continue its loan servicing operations. A voluntary petition under Chapter 11 of the U.S. Bankruptcy Code was filed in the U.S. Bankruptcy Court for the Eastern District of Michigan for MCA on or about February 10, 1999, by the conservator.

     Throughout 1999, the Bank worked with the lead lender and the bankruptcy trustee to determine the value of, and sell, the underlying collateral. As of December 31, 1999, the Bank had received only $1.1 million in proceeds from the MCA loan. In addition, on January 12, 2000, the Bank filed a lawsuit against the lead lender in the participation seeking to recover losses incurred as a result of actions or omissions of the lead lender related to the loan to MCA. Due to the uncertainty of the value of the remaining collateral, its marketability and the timing of recovery, if any, from the lawsuit, the Bank charged-off the remaining $8.9 million balance of this loan in 1999 resulting in the additional provision for loan losses of $6.8 million during the year. The Bank will continue to work with the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. During the years ended December 31, 2001 and 2000, Coastal received $267,000 and $180,000, respectively, in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses in the period received. In September 2001, the trial court granted the lead lender's motion for summary judgment against Coastal. That motion was based on the argument of the lead lender that there was no evidence to support Coastal's claim against the lead lender. Coastal has filed an appeal of the trial court's order granting summary judgment. At present, the date has not been set for the hearing on Coastal's appeal. See Item 3, "Legal Proceedings."

     In the second situation, during 1999, the Bank purchased approximately $10.1 million of the underlying loans securing a $13.2 million Warehouse and servicing rights line of credit due to default by the borrower. The remaining outstanding balance on this Warehouse and servicing rights line of $990,000 was charged-off during 1999.

     In 1999, the Bank began to decrease its emphasis on Warehouse lending. During the year ended December 31, 1999, the Bank originated $1.4 billion of Warehouse loans and had Warehouse loans outstanding of $60.4 million at December 31, 1999. During the year ended December 31, 2000, the Bank originated $359.3 million of Warehouse loans and had Warehouse loans outstanding to three customers of $8.5 million at December 31, 2000. During the year ended December 31, 2001, the Bank originated $159.6 million of warehouse loans and had warehouse loans outstanding to three customers of $11.5 million at December 31, 2001. At December 31, 2001, there were no Warehouse loans on nonaccrual status.

     MSR LENDING. Beginning in 1992 and discontinued in 1999, the Bank loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. Loans of this nature generally had terms of one to five years, and were generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans were made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans were collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. MSR loans were underwritten in substantially the same manner as Warehouse loans, where Bank personnel closely monitored MSR borrowers by, among other things, reviewing the borrower's financial condition and operations in the same manner as they did for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio did not exceed 75.0% during the life of the loan. During 1999, the Bank incurred a loss on a Warehouse and servicing rights line of credit due to default of the borrower as discussed previously. The Bank did not have any MSR loans outstanding at December 31, 2001 or 2000.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank originates loans to residential real estate builders and developers for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into saleable lots. The Bank generally lends only to developers with good track records and strong financial capacity and on property where a substantial number of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 36 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold to builders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 2001, the Bank had $92.7 million (net of loans in process of $47.3 million) of real estate acquisition and development loans outstanding. At December 31, 2001, there was one real estate acquisition and development loan totaling $6,000 on nonaccrual status.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program continues to be a strategic goal of Bank management. The Texas Capital acquisition provided the Bank with an established commercial business lending program to small and medium sized companies primarily in the Houston and Austin metropolitan areas. Since the Texas Capital acquisition, management has continued to develop the infrastructure for commercial business lending in most of the Bank's major markets. In addition, the Bank acquired twelve commercial bank branches in the 1998 Branch Acquisition and significantly increased the Bank's commercial business loan origination capacity. The commercial, financial and industrial loans ("Commercial Business loans") are generally made to provide working capital financing or asset acquisition financing to businesses and are generally secured by the borrower's working capital assets (i.e., accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e., operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) which are indexed to prime rate, LIBOR or are fixed and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand its commercial business lending programs, while managing the associated credit risk by continually monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 2001, Commercial Business loans outstanding totaled $116.0 million, with $499,000 of such loans on nonaccrual status.

     CONSUMER AND OTHER LENDING. The Bank makes available traditional consumer loans, such as home improvement, home equity, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits to consumers in the markets served by its retail branches and business banking centers. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 2001, the Bank had $43.4 million in consumer and other loans outstanding, with $141,000 of such loans on nonaccrual status, and $21.2 million in loans secured by deposits.

     Consumer loans (other than deposit secured loans) generally have shorter terms and higher interest rates than mortgage loans, but usually involve greater credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, changes in marital status, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities that it serves. See "Regulation of the Bank - Community Reinvestment Act."

     Through May 1999, the Bank had a lending agreement to purchase loans through a correspondent to refinance new and used automobiles. During 1999, the Bank purchased $10.2 million in automobile loans under this agreement. During 2001 and 2000, the Bank did not purchase any loans under this agreement. As of December 31, 2001, a total of $7.4 million of these automobile loans were included in total consumer and other loans, of which $59,000 were on nonaccrual status.

     ASSET QUALITY. The Bank, like all financial institutions, is exposed to certain credit risks related to the value of the collateral which secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Management of the Bank monitors the loan portfolio and the Bank's real estate acquired as a result of foreclosure ("REO") for potential problems on a weekly basis and reports to the Board of Directors on a monthly basis. When a borrower fails to make a required loan payment or other weaknesses are detected in a borrower's financial condition, the Bank determines an appropriate course of action by contacting the borrower. Delinquencies are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action. As a matter of policy, the Bank generally does not accept from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the foreclosed real estate is then included in the Bank's REO portfolio until it is sold.

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

     It is the Bank's general policy not to recognize interest income on loans past due 90 days or more. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is generally reversed against current interest income. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, particularly if management believes that the individual loan is well secured, in the process of collection or renewal and the interest is fully collectible.

   The following table sets forth information regarding the Bank's nonperforming assets as of the dates shown.

                                                                         At December 31,
                                                               2001            2000         1999
                                                             ---------       -------      --------
                                                                      (Dollars in thousands)
Nonaccrual loans:
 First lien residential mortgage                               $21,744       $16,062      $13,344
 Multifamily real estate                                            82            --           --
 Residential construction                                          218           390          184
 Commercial real estate                                          1,174         1,134          104
 Acquisition and development                                         6            --           --
 Commercial, financial and industrial                              499         1,152          694
 Consumer and other                                                141           496          340
                                                              ---------      --------     --------
 Total nonaccrual loans                                         23,864        19,234       14,666
                                                              ---------      --------     --------
Loans greater than 90 days delinquent
 and still accruing interest:
 First lien residential mortgage                                    62           475        1,137
 Residential construction                                          755            --           --
 Commercial real estate                                             --           736          690
 Commercial, financial and industrial                               31           634          531
 Consumer and other                                                  1           153           94
                                                              ---------      --------     --------
   Total loans greater than 90 days
     delinquent and still accruing
     interest                                                      849         1,998        2,452
                                                              ---------      --------     --------
Total nonperforming loans                                       24,713        21,232       17,118

Total REO and repossessed assets                                 4,607         4,095        4,531
                                                              ---------      --------     --------
Total nonperforming assets                                     $29,320       $25,327      $21,649
                                                               ========     =========     ========

Ratio of nonaccrual loans to total
 loans receivable                                                 1.28%         1.01%        0.85%
                                                               ========     =========     ========
Ratio of nonperforming loans to total
 loans receivable                                                 1.33%         1.12%        0.99%
                                                               ========     =========     ========
Ratio of nonperforming
 assets to total assets                                           1.13%         0.82%        0.73%
                                                               ========     =========     ========



          As shown in the table above, although total nonperforming loans have increased from December 31, 1999 to December 31, 2001, the percentage of those loans that are first lien residential ("single family") mortgage loans has also increased. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing interest. The percentage of nonperforming single family loans, which typically have a lower credit risk than other types of loans, to total nonperforming loans was 88.2% at December 31, 2001 as compared to 77.9% at December 31, 2000 and 84.6% at December 31, 1999.

          At December 31, 2001, the Bank had 253 first lien residential mortgage loans on nonaccrual status, aggregating $21.7 million, with an average balance of approximately $86,000. A total of 203 of these loans, with an aggregate balance of $18.8 million, were acquired through loan purchases. Of the 203 nonaccrual residential mortgage loans acquired through loan purchases, at December 31, 2001, 68 of such loans totaling $8.1 million were being serviced by other institutions, which constituted 2.8% of the $291.6 million of aggregate loans serviced by others.

     At December 31, 2001, nonperforming assets included REO with an aggregate book value of $4.4 million and repossessed assets of $160,000. At such date, the Bank's REO consisted of 42 single family residential properties totaling $2.9 million, 4 commercial properties totaling $978,000, 7 residential construction properties totaling $254,000 and 1 multi-family property with a book value of $304,000. The Bank actively markets the REO properties held. The Bank has historically incurred minimal losses on the sale of single family REO properties.

     For the year ended December 31, 2001, approximately $1.4 million in additional interest income would have been recorded on the above loans accounted for on a nonaccrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. Net income for 2001 included $811,000 in interest income for these same loans prior to the time they were placed on nonaccrual status.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 2001, the carrying value of impaired loans totaled approximately $3.8 million and the related allowance for loan losses on those impaired loans totaled $554,000. Of the impaired loans outstanding at December 31, 2001, nineteen loans with a total balance of $1.3 million did not have a specific portion of the allowance for loan losses allocated to them at such date. The average balance of impaired loans during the year ended December 31, 2001 was approximately $4.4 million. For the year ended December 31, 2001, the Bank did not recognize interest income on loans considered impaired.

     The Bank had loaned $136.0 million at December 31, 2001, under its residential construction lending program to multiple borrowers who are engaged in similar activities. Certain of these borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential
Construction  Lending."  The  Bank  had  no  other  loan  concentrations.

     ALLOWANCE FOR LOAN LOSSES. The Bank maintains the allowance for loan losses to absorb probable losses on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.


                                                            Year  Ended  December  31,
                                              2001        2000        1999      1998      1997
                                           --------     --------   --------   --------  - ------
                                                             (Dollars in thousands)
Balance at beginning of year               $14,507      $10,493    $11,358    $ 7,412   $ 6,880
Charge-offs                                 (4,073)      (2,174)   (11,830)    (1,693)   (1,416)
Recoveries                                   1,051          398        390        282       148
Provision for loan losses                    3,900        5,790     10,575      3,100     1,800
Allowance of acquired entities(1)               --           --         --      2,257        --
                                           --------     --------   --------   --------  --------
Balance at end of year                     $15,385      $14,507   $ 10,493    $11,358   $ 7,412
                                           ========     ========  =========   ========  ========
Ratio of net charge-offs during the
 period to average net loans
 outstanding during the period .             0.16%        0.09%      0.69%       0.10%     0.10%
                                           ========     ========  =========   ========  ========

________________________
(1) The allowance of acquired entities in 1998 represents the allowance for loan losses recorded in connection with the loans acquired in the 1998 Branch Acquisition.


     The following table sets forth the charge-offs by type of loan during the periods indicated.

                                                            Year Ended December 31,

                                                 2001     2000      1999        1998       1997
                                                ------   ------    ------      ------     -----
                                                                (In thousands)
First lien residential mortgage               $   648    $  735    $  331      $  544    $  591
Residential construction                           80       --         26          --        --
Commercial real estate                            339        55        10          24         4
Commercial, Warehouse and MSR                     --        --      9,924          --        --
Commercial, financial and industrial              782       763       829         648       472
Consumer and other(1)                           2,224       621       710         477       349
                                              --------   ------   -------      ------    ------
Total charge-offs                             $ 4,073    $2,174   $11,830      $1,693    $1,416
                                              =======    ======   =======      ======    ======

________________________

(1) In 2001, includes the charge-off of an $818,000 commercial overdraft loan ($450,000 of which was subsequently recovered through insurance proceeds) and $754,000 of charged-off purchased automobile loans, in addition to the charge-offs of other consumer type loans.

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.

                                                                           At December 31,
                                                              2001     2000      1999      1998    1997
                                                           -------  -------  --------  --------  -------
                                                                            (In thousands)
First lien residential mortgage                            $ 2,556  $ 2,408  $  2,529  $  3,238  $ 2,566
Multifamily mortgage                                           330      608       442       383      511
Residential construction                                       411      622       384       343      251
Real estate acquisition and development                      1,407    1,330     1,034       759      316
Commercial real estate                                       2,701    2,574     2,221     2,112    1,468
Commercial construction                                      2,177    1,480       972       225      203
Commercial, Warehouse and MSR                                   53       45       256     1,722      494
Commercial, financial and industrial                         1,891    2,611     1,650     1,750    1,008
Consumer and other                                             606    1,119       992       826      233
Unallocated                                                  3,253    1,710        13        --      362
                                                           -------  -------  --------  --------  -------
                                                           $15,385  $14,507  $ 10,493  $ 11,358  $ 7,412
                                                           =======  =======  ========  ========  =======

     The following table sets forth the allocation of the provision or the reduction of allowance for loan losses by loan type during the periods indicated.

                                                                               Year Ended December 31,
                                                                     2001     2000       1999      1998      1997
                                                                   -------  -------  ---------  --------  --------
                                                                                    (In thousands)
First lien residential mortgage                                    $  746   $  573   $   (446)  $ 1,142   $   908
Multifamily mortgage                                                 (278)     166         59      (184)      142
Residential construction                                             (131)     238         67        55        28
Real estate acquisition and development                                77      296        275       443        55
Commercial real estate                                                464      406        119        82       321
Commercial construction                                               697      508        747       (36)      183
Commercial, Warehouse and MSR                                        (259)    (397)     8,456     1,228       133
Commercial, financial and industrial                                  (20)   1,616        561       240       416
Consumer and other                                                  1,061      687        724       846       171
Unallocated                                                         1,543    1,697         13      (716)     (557)
                                                                   -------  -------  ---------  --------  --------
                                                                   $3,900   $5,790   $ 10,575   $ 3,100   $ 1,800
                                                                   ======   ======   ========   =======   ========

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical and peer group loss experience, the volume and type of lending conducted by the Bank, identification of adverse situations which may affect the ability of borrowers to repay, the existing nonperforming loans and the underlying collateral value on those loans, industry standards, regulatory policies, accounting principles generally accepted in the United States of America, general economic conditions, particularly as they relate to the Bank's lending area, and other factors related to the collectibility of the Bank's loan portfolio. When comparing 2001 and 2000, the decrease in the provision for loan losses was due to management's evaluation of and belief that the allowance for loan losses throughout 2001 and at December 31, 2001 was adequate. During the year ended December 31, 1999, $6.8 million of the increase in the provision for loan losses was specific to the MCA loan. The remainder of the increase was due to the charge-off of $990,000 on another Warehouse borrower due to bankruptcy, as well as other changes in the composition of and growth in the Bank's loan portfolio, including the commercial type loans acquired in the 1998 Branch Acquisition. At December 31, 2001, the Bank's ratio of the allowance for loan losses to nonperforming loans was 62.26% and the ratio of the allowance for loan losses to total loans receivable was 0.83%.

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

     As noted previously, although total nonperforming loans have increased from December 31, 1999 to December 31, 2001, the percentage of those loans that are single family mortgage loans has also increased. The percentage of nonperforming single family loans to total nonperforming loans was 88.2% at December 31, 2001, as compared to 77.9% at December 31, 2000 and 84.6% at
December 31, 1999. Coastal evaluates the allowance for loan losses needed for single family loans, which typically have a lower credit risk than other types of loans, using (among other things) a five-year historical loss analysis. Based on these analyses, Coastal's allowance allocation methodology related to these single family loans has been and is considered adequate by management.

     The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its existing nonperforming loans and the underlying collateral value on those loans and its historical and peer group loss experience. Management continues to review its loan portfolio to determine whether its ACAP should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the FDIC and the Department, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to increase the allowance for loan losses, based on their respective judgments of the information available at the time of the examinations.

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

     Due to the Bank's declining servicing for others portfolio (with an average remaining loan life of approximately seven years), management decided to sell its entire servicing rights portfolio based on the then current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. Effective March 31, 2000, the Bank sold, to a third party, its rights to service approximately $389.1 million of mortgage loans for third party investors, primarily FNMA and FHLMC, pursuant to a purchase and sale agreement. The Bank subserviced those mortgage loans until the transfer to the purchaser was completed in the second quarter of the year. The Bank recorded a $2.2 million gain on the sale of the above mentioned mortgage servicing rights.

     The Bank received fees for servicing mortgage loans for others, which generally ranged from 0.250% to 0.375% per annum on the declining principal balance of fixed rate mortgage loans and from 0.375% to 0.500% per annum on the declining principal balance of adjustable rate mortgage loans. Such fees served to compensate the Bank for the costs of performing the servicing function.
Other sources of loan servicing revenues include late charges and other ancillary fees. For the years ended 2000 and 1999, the Bank earned servicing fees of $244,000 and $680,000, respectively, in conjunction with its loan servicing. Servicing fees were collected out of the monthly mortgage payments made by borrowers and were recorded net of the amortization of mortgage servicing rights.

MORTGAGE-BACKED  SECURITIES

     The Bank maintains a large portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 2001, the Company's mortgage-backed securities available-for-sale portfolio amounted to $514.1 million, or 19.8%, of total assets. Effective September 30, 2001, Coastal transferred all of its mortgage-backed securities to the available-for-sale category. This was due to management's intent to restructure a portion of the asset base to make it less vulnerable to market interest rate fluctuations. In late November 2001, Coastal completed the sale of approximately $845 million of its mortgage-backed securities and recorded a gain of $169,000. The majority of the securities sold were CMOs tied to COFI and contained extension risk which caused, on average, higher levels of price volatility. Also in November, Coastal used a portion of the proceeds of the sale to purchase approximately $512 million of primarily pass-thru mortgage-backed securities. A consequence of this 2001 securities sale is that any securities purchased by Coastal for approximately two years thereafter are required to be placed in either the available-for-sale or trading category. Securities available-for-sale are securities other than those held-to-maturity or for trading purposes and are recorded at fair value, with unrealized gains and losses excluded from earnings and recorded net of tax as other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses on securities are recorded in earnings in the year of sale based on the specific identification of each individual security sold. Premiums and discounts on mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion being adjusted when the prepayments are received.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                                   At December 31,

                                            2001           2000                1999
                                         --------       ---------            --------
                                                (Dollars in thousands)
Held-to-maturity:
 CMOs                                    $    --          $812,460          $838,499
 Agency securities                            --            66,595            70,823
 Non-agency securities                        --             6,273             7,537
                                         --------         --------          --------
                                              --           885,328           916,859
 Unamortized premium                          --             1,503             1,703
 Unearned discount                            --            (1,266)           (1,350)
                                         --------         --------          --------
Total held-to-maturity                   $    --          $885,565          $917,212
                                         ========         ========          =========
Available-for-sale:
 CMOs                                    106,657          $ 77,590         $  77,861
 Agency securities                       397,413            19,946            24,615
 Non-agency securities                     2,572                --                --
                                         --------         --------          --------
                                         506,642            97,536           102,476
 Unamortized premium                       9,873               149               180
 Unearned discount                            --              (141)             (149)
 Net unrealized loss                      (2,447)           (2,871)           (2,842)
                                         --------         --------          --------
Total available-for-sale                 $514,068         $ 94,673         $  99,665
                                         ========         ========          =========
Total mortgage-backed
 securities                              $514,068         $980,238         $1,016,877
                                         ========         ========          =========

     The mortgage-backed securities which the Company purchases and maintains in portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "A" or better by the national securities rating agencies and certain types of CMOs. The FNMA, FHLMC and GNMA certificates ("Agency Securities") are modified pass-through mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental (GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Company that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities generally earn a credit rating of "A" or better from one or more of the national securities rating agencies.

     A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Bank does not intend to invest in, residual interests in CMOs.

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


                                                      Year  Ended  December  31,
                                                    2001         2000         1999
                                                 ----------   ----------    ----------
                                                             (In thousands)
Mortgage-backed securities
 held-to-maturity purchased                      $      --     $  4,815     $   3,080
Mortgage-backed securities
 available-for-sale purchased                      512,267           --        26,489
Mortgage-backed securities
 available-for-sale sold                          (844,749)          --            --
Discount accretion (premium
 amortization), net                                   (401)        (159)          430
Change in unrealized gain (loss) on
 mortgage-backed securities
 available-for-sale                                    424          (29)         (719)
Principal repayments on
 mortgage-backed securities                       (133,711)     (41,266)     (263,128)
                                                 ----------   ----------    ----------
Net decrease in
 mortgage-backed securities                      $(466,170)    $(36,639)    $(233,848)
                                                 ==========   ==========    ==========


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

     DEPOSITS. The Bank attracts a majority of its deposits through its 50 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. The Bank also obtains deposits through acquisitions. The Bank offers a variety of traditional retail deposit products which currently includes interest-bearing checking, noninterest-bearing checking, savings, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. Beginning in 1995 with the acquisition of Texas Capital, the Bank's management has pursued a commercial banking strategy related to deposits designed to increase the level of lower cost transaction and commercial deposit accounts. The Bank offers a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts. The acquisitions and marketing efforts have resulted in the outstanding balances of demand deposit accounts increasing to 37.0% of total deposits at December 31, 2001 from 32.1% at December 31, 1998.

Effective January 1, 1998, the Company implemented a program whereby a portion of the balance in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $243.3 million ($113.0 million from noninterest-bearing and $130.3 million from interest-bearing) at December 31, 2001, $136.6 million ($68.1 million from noninterest-bearing and $68.5 million from interest-bearing) at December 31, 2000 and $117.7 million ($56.3 million from noninterest-bearing and $61.4 million from interest-bearing) at December 31, 1999. The following table shows the distribution of and certain other information relating to the Company's deposits by type at the dates indicated.

                                                                                        At December 31,
                                                                 2001                       2000                  1999
                                                             -----------                   ------               ---------
                                                                    Percent                      Percent                Percent
                                                                    of                           of                     of
                                                           Amount   Deposits         Amount      Deposits     Amount    Deposits
                                                        ----------  ---------        ----------  ---------  ----------  ---------
                                                                                 (Dollars in thousands)
Demand deposit accounts:
 Noninterest-bearing checking                           $   47,712      2.87%        $   80,849      4.83%  $   97,146      5.98%
 Interest-bearing checking                                  15,894      0.96             61,046      3.64       65,229      4.02
 Savings                                                    45,234      2.72             43,891      2.62       46,011      2.83
 Money market demand
          (including amounts
           reclassified from noninterest
           and interest-bearing checking)                  505,789     30.47            374,210     22.34      331,082     20.39
                                                       -----------  ---------        ----------  ---------  ----------    -------
   Total demand deposit accounts                           614,629     37.02            559,996     33.43      539,468     33.22
                                                       -----------  ---------        ----------  ---------  ----------    -------
Certificate accounts:
 Maturing within 1 year                                    950,827     57.26          1,038,522     62.00      968,838     59.66
 1-2 years                                                  61,933      3.73             53,378      3.19       82,705      5.09
 2-3 years                                                  23,707      1.43             13,678      0.82       17,020      1.05
 3-4 years                                                   5,830      0.35              4,284      0.26       10,772      0.66
 4-5 years                                                   3,409      0.21              4,745      0.28        4,917      0.30
 Over 5 years                                                   51      0.00                323      0.02          380      0.02
                                                       -----------  ---------        ----------  ---------  ----------   --------
     Total certificate accounts                          1,045,757     62.98          1,114,930     66.57    1,084,632     66.78
                                                       -----------  ---------        ----------  ---------  ----------   -------
                                                         1,660,386    100.00%         1,674,926    100.00%   1,624,100    100.00%
                                                       -----------  =========        ----------  =========  ----------    =======
 Premium on purchased
   deposits, net                                                --                           55                    189
                                                       -----------                   ----------             -----------
     Total                                              $1,660,386                   $1,674,981             $1,624,289
                                                       ===========                   ==========             ==========


     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at December 31, 2001, 2000 and 1999:

                                              2001          2000        1999
                                           ---------      --------    --------
                                                (Dollars in thousands)

Noninterest-bearing checking                 $160,738    $148,953    $153,465
Interest-bearing checking                     146,144     129,497     126,576
Money market demand accounts                  262,513     237,655     213,416

     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                           Year Ended December 31,
                                                       2001                       2000                    1999
                                              ----------------------      ---------------------    -------------------
                                              Average         Average     Average      Average     Average     Average
                                              Balance        Rate Paid    Balance     Rate Paid    Balance    Rate Paid
                                            ------------    ----------  -----------  ----------   ---------  ----------
                                                                           (Dollars in thousands)
Demand deposit accounts:
 Noninterest-bearing checking                 $    54,695         --%  $    74,575         --%    $   80,367       --%
 Interest-bearing checking                         36,785       2.03        50,622       2.00         49,588     1.96
 Savings                                           46,266       1.76        47,950       2.15         50,805     1.99
 Money market demand(1)                           439,894       2.00       366,200       2.56        356,860     2.27
Certificate accounts                            1,103,792       5.39     1,095,760       5.62      1,104,378     4.95
                                              -----------       -----  -----------       -----     ---------     -----
 Total deposits                               $ 1,681,432       4.15%  $ 1,635,107       4.47%    $1,641,998     3.94%
                                              ===========       =====  ===========       =====    ==========     =====

________________________
(1) Includes amounts reclassified from noninterest-bearing and interest-bearing checking accounts pursuant to the Bank's program under Federal Reserve Regulation D as follows:

                                        2001      2000      1999
                                    ----------  --------  --------
                                             (In thousands)

Noninterest-bearing checking        $  95,733  $ 71,053  $ 70,780
Interest-bearing checking              92,200    69,523    68,486
                                    ---------  --------  --------
                                    $ 187,933  $140,576  $139,266
                                    =========  ========  ========

     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 2001 which mature during the periods indicated.

                        Amounts at December 31,                  Amounts at December 31, 2001 Maturing In
                        ------------------------       -----------------------------------------------------------
                                                        One Year                                      Greater than
                            2001         2000           or Less       Two Years     Three Years        Three years
                         ----------     -------        ----------     ----------    -----------       -------------
                                                                             (In thousands)
Certificate accounts:
Less than 2.00%         $    29,707     $     --     $     29,462       $    243       $    --           $    2
2.00% to 3.99%              434,529          586          402,488         27,518         2,871            1,652
4.00% to 5.99%              512,263      301,328          456,842         30,258        19,515            5,648
6.00 to 7.99%                69,188      812,850           62,035          3,844         1,321            1,988
8.00 to 9.99%                    70          166               --             70            --               --
                          ---------   ----------     ------------      --------       --------           ------
Total                   $ 1,045,757   $1,114,930     $    950,827       $ 61,933       $23,707           $9,290
                        ===========    =========      ===========       ========       =======           ======


     Certificates maturing within one year consist primarily of six month and one year certificates. Historically, a majority of such certificate holders roll over their balances into new certificates with similar terms at the Bank's then current interest rates.

     The following table sets forth the net deposit flows of the Bank during the periods indicated.


                                                          Year  Ended  December  31,
                                                          2001        2000        1999
                                                       -----------  ---------  ----------
                                                                (In thousands)
Net increase (decrease) before interest credited        $ (86,688)  $(20,970)  $(145,219)
Interest credited                                          72,093     71,662      64,504
                                                        ----------  ---------  ----------
Net deposit increase (decrease)                         $ (14,595)  $ 50,692   $ (80,715)
                                                        ==========  ========   ==========

     The following table sets forth the amount of the Bank's certificates of deposits at December 31, 2001 which are $100,000 or more by time remaining until maturity.


                                                    At  December  31,  2001
                                  Number of accounts                  Deposit Amount
                                  ------------------                  ---------------
                                                                       (In thousands)

Three months or less                             655                  $        78,984
Over three through six months                    451                           53,626
Over six through twelve   months                 826                           97,523
Over twelve months                               159                           17,849
                                  ------------------                  ---------------
   Total                                       2,091                  $       247,982
                                  ==================                  ===============

     The Bank's deposits are obtained primarily from businesses and residents of Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's commercial business and retail customers. The Bank uses traditional marketing methods to attract new customers and deposits, including newspaper and radio advertising. Through 2001, except as noted below, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. In early 1997, the Bank began the solicitation of deposit accounts through a "money desk." Money desk rates are only offered to institutions (primarily credit unions and municipal utility districts) and are generally up to 50 basis points higher than on regular certificate of deposit accounts.

     The Bank also provides its customers with the opportunity to invest in noninsured mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's results of operations for the years ended December 31, 2001, 2000 or 1999. See "Subsidiaries of the Bank - CoastalBanc Financial Corp", and "Subsidiaries of the Bank - Coastal Banc Insurance Agency, Inc."

     BORROWINGS. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.

                                                                  At or For the Year
                                                                  Ended December 31,
                                                            2001         2000         1999
                                                      --------------  -----------  -----------
                                                                (Dollars in thousands)
FHLB advances:
 Average balance outstanding                        $     795,009   $  926,659   $  951,953
 Maximum amount outstanding at any
   month-end during the period                          1,218,145    1,275,541    1,115,713
 Balance outstanding at end of period                     690,877    1,150,305    1,096,931
 Average interest rate during the period                    4.90%        6.29%        5.31%
 Average interest rate at end of period.                    3.46%        6.48%        5.72%

Securities sold under agreements
 to repurchase:
 Average balance outstanding                       $     283,622   $  249,655   $  103,211
 Maximum amount outstanding at any
   month-end during the period                           493,003      605,214      271,103
 Balance outstanding at end of period                         --           --           --
 Average interest rate during the period                    3.77%        6.68%        5.44%
 Average interest rate at end of period                       --           --           --

     As noted previously, as a result of the asset base restructuring that occurred in November 2001, the Company's total assets decreased during the year. As part of the restructuring, the Company sold mortgage-backed securities of $845 million, purchased $512 million of mortgage-backed securities to replace the assets sold and reduced borrowings with the remainder of the sales proceeds.

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

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include various short-term, fixed rate advances and long term, fixed and variable-rate advances. At December 31, 2001, the Bank had total FHLB advances of $690.9 million at a weighted average interest rate of 3.46%. Of the advances outstanding at December 31, 2001, $74.0 million were short-term advances with an original maturity of less than 60 days.

     The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase the same security on a specified later date at an agreed upon price. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. The dealers may lend the Bank's securities to others in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 2001, the Bank did not have any borrowings under reverse repurchase agreements.

     To a lesser extent, beginning in 1997, the Bank has utilized federal funds purchased from a correspondent bank for overnight borrowing purposes. Federal funds purchased averaged approximately $18,000 and $19,000 during the years ended December 31, 2000 and 1999, respectively, with an average interest rate during the periods of 5.56% and 5.26%, respectively. There were no federal funds purchased outstanding at any time during 2001 or at any month-end during 2000 and 1999.

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

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 2001, the Bank was authorized to have a maximum investment of approximately $259.9 million in its subsidiaries.

     At December 31, 2001, the Bank had two active wholly-owned subsidiaries, the activities of which are described below. At December 31, 2001, the Bank's aggregate equity investment in its subsidiaries was $184,000.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("Financial Corp.") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of Financial Corp. Over the past five years, Financial Corp. has been inactive in its investment advisory capacity. Financial Corp. became active during the last quarter of 1992 in connection with the sale of mutual funds through third party intermediaries. Fees generated, net of expenses, resulted in a net income of $27,000, $37,000 and $51,000 for the years ended December 31, 2001, 2000 and
1999,  respectively.

     COASTAL BANC INSURANCE AGENCY, INC. In 1987, the Bank entered into an Administrative Services Agreement with CBIA, a Texas business corporation licensed under Texas law to act as a life insurance agent. Until June 22, 2000, CBIA was affiliated with the Bank as a result of being wholly-owned by a former executive officer of the Bank. On June 22, 2000, CBIA became a subsidiary of the Bank. CBIA receives fees related to insurance and investment product sales through third party intermediaries to the Bank's deposit and loan customers. Fees generated, net of expenses, resulted in net income of $13,000 for the year ended December 31, 2001 and $74,000 for the period from June 22 to December 31, 2000. Expenses of CBIA include administrative fees paid to the Bank of $510,000 for the year ended December 31, 2001 and $215,000 for the period from June 22 to December 31, 2000.

AFFILIATE  OF  THE  BANK

     COASTAL BANC CAPITAL CORP. CBCC is a direct subsidiary of HoCo and an affiliate of the Bank. CBCC, through its Mortgage Asset Trading Group, is engaged in the business of purchasing and reselling packages of whole loan assets on behalf of the Bank and institutional investors. The loan packages acquired by CBCC are offered to the Bank on the same terms and at the same time that they are offered to other prospective purchasers. During 2001, CBCC purchased whole loan assets totaling $274.0 million and sold whole loans (including purchase premium) totalling $254.7 million to the Bank and $20.7 million to third party investors. During the year ended December 31, 2001, CBCC recorded gains on the sale of loans to the Bank of $1.3 million and gains on the sale of loans to third party investors of $173,000. The $1.3 million gain on the sale of loans to the Bank was recorded on the Bank's financial statements as a premium on purchased loans and is being amortized over the life of those loans. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 2001, HoCo's unconsolidated equity investment in CBCC was $859,000. CBCC had net income (loss) (before intercompany eliminations) of $437,000, $(21,000) and $592,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Commissions received by CBCC from the Bank are calculated at a market rate and are not greater than those paid to non-affiliates in similar transactions. The Bank and CBCC have entered into a mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $17.0 million revolving line of credit to be drawn upon from time to time by CBCC to finance the acquisition of whole loan assets and the holding of such assets until they are sold. The advances drawn by CBCC are collateralized by such assets purchased and held by CBCC. There were no amounts outstanding on this line of credit at December 31, 2001. All transactions between the Bank and CBCC are within regulatory guidelines.

     Effective January 1, 2002, CBCC formed two new groups in an effort to increase its fee income within its existing business of asset trading and by providing additional services for commercial business customers. The Specialty Finance Group will focus on developing a network of buyers of mortgage loans and to develop the capability of trading in other types of debt instruments. The Corporate Finance Group, as an intermediary, will focus on raising capital for its business customers and providing merger and acquisition advisory services to buyers and sellers of companies.

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

     FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings bank provided that it meets the grandfather requirement described below. See "The Company - Financial Modernization." However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as he deems necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See
"Regulation  of  The  Bank  -  Qualified  Thrift  Lender  Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies or financial holding companies. The activities described in (i) through (vi) above may be engaged in only after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

     FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. With limited exceptions, existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings association and that savings association meets the QTL test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted. The Company and HoCo qualify to engage in that broader range of activities.

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

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by, or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from and, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital adequacy requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 2001, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks and for all other state-chartered, FDIC-supervised banks, the minimum Tier 1 capital ratio shall not be less than 4.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 2001, the minimum Tier 1 capital ratio for capital adequacy purposes for the Bank was 4.0% and its actual Tier 1 capital ratio was 7.27%.

     RISK-BASED CAPITAL REQUIREMENTS. The risk-based capital requirements contained in FDIC regulations generally require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total risk-based capital to risk-weighted assets of at least 8.00%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category. FNMA and FHLMC securities are placed in the 20% risk category, loans secured by one-to-four family residential properties and certain privately issued mortgage-backed securities are generally placed in the 50% risk category and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

     For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2001, the Bank's Tier 1 capital to risk-weighted assets ratio was 11.90% and its total risk-based capital to risk weighted assets ratio was 12.79%.

The following table sets forth information with respect to each of the Bank's minimum capital adequacy requirements at the dates shown.


                                                        At  December  31,
                                      2001                    2000                     1999
                               --------------------    --------------------    ---------------------
                                Actual   Required(1)    Actual   Required(1)    Actual   Required(1)
                                -------  -----------  -------    -----------    -------  -----------
Tier 1 capital to total assets    7.27%        4.00%      6.22%        4.00%      5.76%        4.00%
Tier 1 risk-based capital
 to risk weighted assets         11.90         4.00       9.94         4.00       9.68         4.00
Total risk-based capital
 risk to risk weighted assets    12.79         8.00      10.72         8.00      10.29         8.00

_____________________________________________
(1)Minimum  required  ratio  for  regulatory  capital  adequacy  purposes.

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three minimum regulatory capital requirements at December 31, 2001.

                                                                      Tier 1         Total
                                                       Tier 1       Risk-based     Risk-based
                                                      Capital         Capital       Capital
                                                    -----------     ------------   ----------
                                                               (Dollars in thousands)

Total stockholders' equity                           $    225,243   $   225,243   $   225,243
Unrealized loss on securities
 available-for-sale                                         1,589         1,589         1,589
Less nonallowable goodwill and other
   intangible assets                                      (21,811)      (21,811)      (21,811)
Plus allowance for loan losses                                --            --         15,385
                                                      -----------     ---------      --------
Total regulatory capital                                  205,021       205,021       220,406
Minimum required capital                                  112,834        68,921       137,841
                                                      -----------     ---------      --------
Excess regulatory capital                            $     92,187   $   136,100   $    82,565
                                                     ============   ===========   ===========

Bank's regulatory capital percentage (1)                    7.27%        11.90%        12.79%
Minimum regulatory capital
 adequacy required percentage                               4.00%         4.00%         8.00%
                                                     ------------   -----------    ----------
Bank's regulatory capital percentage in
 excess of minimum requirement                              3.27%         7.90%         4.79%
                                                     ============   ============  ===========

________________________

(1)Tier 1 capital is computed as a percentage of adjusted average total assets of $2.8 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.7 billion.

     FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF"), both of which are administered by the FDIC, and are backed by the full faith and credit of the U.S. government. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all bank and thrift institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2001 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0182% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

     SAFETY AND SOUNDNESS STANDARDS. The FDIC and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The FDIC and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

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

     Under revisions to the CRA regulations promulgated in 1995, a new evaluation system became effective that rates institutions based on their actual performance in meeting community credit needs. The system evaluates the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) community development. It also specifies that an institution's CRA performance will be considered in an institution's expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application.

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners' Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations and those of their holding company. A savings institution has the option of complying with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 2001, with 77.1% of its assets invested in qualified thrift investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2001, the Bank's advances from the FHLB of Dallas amounted to $690.9 million or 26.6% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 2001, the Bank had $40.0 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2001, dividends paid by the FHLB of Dallas to the Bank totaled $2.0 million.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with such requirements.

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

TAXATION

     FEDERAL TAXATION. The Company and its subsidiaries, which include the Bank, file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Code in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to 1996 legislation, the Bank no longer is able to utilize a reserve method for determining the bad debt deduction, but is allowed to deduct actual net charge-offs. Further, the Bank's post-1987 tax bad debt reserve is being recaptured into income over a six year period. At December 31, 2001, the Bank had approximately $1.3 million of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

     In connection with the Southwest Plan Acquisition, the FSLIC Resolution Fund ("FRF") retained all of the future federal income tax benefits (as defined) derived from the federal income tax treatment of certain items, in addition to net operating loss carryforwards, related to the Southwest Plan Acquisition for which the Bank agreed to pay the FRF when actually realized. The provisions for federal income taxes recorded for the years ended December 31, 2001, 2000 and 1999, represent the gross tax liability computed under these tax sharing provisions before reduction for actual federal taxes paid to the Internal Revenue Service. Alternative minimum taxes paid with the federal return in 2001, 2000 and 1999 are available as credit carryforwards to reduce regular federal tax liabilities in future years, over an indefinite period and were partially utilized in 2000 and 2001. To the extent these credits were generated due to the utilization of other tax benefits retained by the FRF, they will also be treated as tax benefit items. Although the termination of the assistance agreement related to the Southwest Plan Acquisition was effective March 31, 1994, the FRF will continue to receive the related future net tax benefits as defined.

     The Company's Federal income tax returns have not yet been audited by the United States Internal Revenue Service. Generally, the tax returns of the Company since 1998 are subject to review by the Internal Revenue Service.

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
             ----------

     The Company's business is conducted from 50 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 2001.

                                                             Net Book
                                        Owned/Leased         Value of
                                       (with Lease            Property or                   Percent of
                                        Expiration           Leasehold                        Total
Location                                 Date)                Improvements       Deposits     Deposits
--------------------------------------  -------------------  ------------      ----------   ----------
                                                               (Dollars in thousands)
BRANCH OFFICES:
--------------------------------------
1329 North Virginia
Port Lavaca, Texas  77979               Owned               $    121          $  24,705        1.49%
3207 Westpark Drive
Houston, Texas  77005                   Owned                  2,382             31,217        1.88
8 Braeswood Square                      Leased;
Houston, Texas  77096                   December 31, 2006        274             65,474        3.94
408 Walnut
Columbus, Texas  78934                  Owned                    219             50,599        3.05
870 S. Mason, Suite 100                 Leased;
Katy, Texas  77450                      August 31, 2003           10             28,483        1.72
602 Lyons
Schulenburg, Texas  78956               Owned                     70             28,632        1.72
325 Meyer Street
Sealy, Texas  77474                     Owned                    440             42,962        2.59
116 E. Post Office
Weimar, Texas  78962                    Owned                     33             24,017        1.45
323 Boling Road
Wharton, Texas  77488                   Owned                    103             40,705        2.45
1621 Pine Drive                         Leased;
Dickinson, Texas  77539                 September 30, 2003        --             32,682        1.97
300 S. Cage
Pharr, Texas 78577                      Owned                    166             12,744        0.77
295 West Highway 77
San Benito, Texas  78586                Owned                    221             19,261        1.16
1260 Blalock, Suite 100                 Leased;
Houston, Texas  77055                   January 20, 2004           2             53,881        3.25
14011 Park Drive, Suite 115             Leased;
Tomball, Texas  77375                   March 14, 2004             5             25,908        1.56
915-H North Shepherd                    Leased;
Houston, Texas  77008                   October 31, 2006          --             36,714        2.21
16000 Stuebner Airline Road, Suite 100  Leased;
Spring, Texas  77379                    September 30, 2005        7              28,150        1.70
7602 N. Navarro
Victoria, Texas  77904                  Owned                    524             66,946        4.03
1410 Ed Carey
Harlingen, Texas   78550                Owned                  1,408             12,327        0.74
4900 N. 10th St., G-1                   Leased;
McAllen, Texas   78504                  August 14, 2006           --             16,956        1.02
10838 Leopard Street, Suite A           Leased;
Corpus Christi, Texas   78410           December 31, 2002          4             31,543        1.90
4060 Weber Road                         Leased;
Corpus Christi, Texas   78411           April 30, 2004            10             47,816        2.88
301 E. Main Street
Brenham, Texas   77833                  Owned                    147             61,393        3.70
1192 W. Dallas                          Leased;
Conroe, Texas   77301                   December 31, 2003         --             36,621        2.21
2353 Town Center Dr.                    Owned
Sugar Land, Texas   77478                                      1,022             34,711        2.09
1629 S. Voss                            Owned
Houston, Texas   77057                                         1,388             23,590        1.42
531-A Highway 1431                      Leased;
Kingsland, Texas   78639                December 31, 2003         --             19,038        1.15
204 Westmoreland                         Owned
Mason, Texas   76856                                              51             18,092        1.09
904 Highway 281 North
Marble Falls, Texas   78654             Owned                    157              9,977        0.60
101 East Polk
Burnet, Texas   78611                   Owned                     89             19,773        1.19
907 Ford
Llano, Texas   78643                    Owned                    146             17,364        1.05
708 East Austin
Giddings, Texas   78942                 Owned                    241             27,459        1.65
5718 Westheimer, Suite 100              Leased;
Houston, Texas 77057                    July 31, 2012             41             73,008        4.40
8080 Parkwood Circle Drive              Owned
Houston, Texas 77036                                             232              8,765        0.53
1250 Pin Oak Road
Katy, Texas 77494                       Owned                  1,196             15,149        0.91
2120 Thompson Highway
Richmond, Texas 77469                   Owned                    462             65,505        3.95
7200 North Mopac                        Leased;
Austin, Texas 78731                     December 31, 2002         12             54,429        3.27
1112 Seventh Street                     Leased;
Bay City, Texas 77414                   April 30, 2002            --             55,124        3.30
441 Austin Avenue, Suite A
Port Arthur, Texas 77640                Owned - ATM site
                                        Leased; June 30, 2004    470             31,088        1.87
1114  Lost Creek Blvd., Suite 100       Leased;
Austin, Texas 78746                     December 31, 2003         12              6,570        0.40
3302 Boca Chica                         Leased;
Brownsville, Texas 78521                December 31, 2004          8             11,061        0.67
744 S. East Elizabeth                   Leased;
Brownsville, Texas 78520                March 31, 2003            86             18,721        1.13
1603 Price Road                         Owned
Brownsville, Texas 78521                                         269             18,914        1.14
700 Padre Blvd., Suite A                Leased;
South Padre Island, Texas 78597         May 31, 2002              --              7,330        0.44
2000 N. Conway
Mission, Texas 78572                    Owned                  1,031             25,972        1.56
509 South Main                          Leased;
McAllen, Texas 78501                    December 22, 2002          2             40,334        2.43
198 South Sam Houston
San Benito, Texas 78586                 Owned                    962             70,803        4.26
502 S. Dixieland Road
Harlingen, Texas 78552                  Owned                    314             16,622        1.00
200 Sugar Road
Edinburg, Texas 78539                   Owned                    145              8,478        0.51
300 S. Closner
Edinburg, Texas 78539                   Owned                    743             34,527        2.08
221 East Van Buren
Harlingen, Texas 78550                  Owned                  3,440             78,752        4.74
2810 1st Street                         Owned -
Rosenberg, Texas  77471                 Under Construction       412                 --          --
2402 Research Forest Drive              Owned -
The Woodlands, Texas  77381             Under Construction       983                 --          --
1075 Paredes Line Road                  Owned -
Brownsville, Texas 78521                Under Construction       654                 --          --

ADMINISTRATIVE OFFICE(1)
----------------------------------
Coastal Banc Plaza
5718 Westheimer, Suite 600              Leased;
Houston, Texas 77057                    July 31, 2012          2,522              29,494        1.78
                                                          ----------          ----------      -------
     Total                                                $   23,236          $1,660,386      100.00%
                                                          ==========          ==========      =======

______________________
(1)Includes location of administrative, primary lending and mortgage servicing offices.

The net book value of the Company's investment in premises and equipment totaled $27.5 million at December 31, 2001. At December 31, 2001, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and twenty-eight automatic teller machines, was $1.6 million.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     In  January  2000,  the  Company, through its subsidiary, the Bank, filed a lawsuit against the lead lender on a $25.0 million loan in which the Bank purchased a 40% participation interest. Such lawsuit is described more fully in the Company's Current Report on Form 8-K (No. 000-24526) filed with the SEC on January 12, 2000, which is incorporated herein by reference. In September 2001, the trial court granted the lead lender's motion for summary judgment against Coastal. That motion was based on the argument of the lead lender that there was no evidence to support Coastal's claims against the lead lender. Coastal has filed an appeal of the trial court's order granting summary judgment. At present, the date has not been set for the hearing on Coastal's appeal.

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

PART  II
--------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             -------------------------------------------------------------------
MATTERS
-------

     The information required herein is incorporated by reference from page 51 of the Company's printed Annual Report to Stockholders for fiscal 2001 ("Annual Report"), which is included herein as Exhibit 13.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

     The financial statements and supplementary data required herein are incorporated by reference from pages 25 through 50 of the Annual Report.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

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

------
PART  IV
--------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

(a)(1) The following financial statements are incorporated herein by reference from pages 25 through 50 of the Annual Report.

Report  of  Independent  Certified  Public  Accountants.

Consolidated Statements of Financial Condition as of December 31,
2001  and  2000.

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001.

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2001.

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2001.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001.

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

10.6 Change-In-Control Severance Agreement (Incorporated by reference to the Company's 2000 Annual Report on Form 10-K (No. 000-24526) filed on March 27, 2001).

10.7 2002 Non-employee Director Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83966) filed on March 7, 2002).

12     Ratio  of  earnings  to  combined  fixed charges and preferred stock dividends  (See  Exhibit  13)

13     Annual  Report  to  Stockholders

28     Form  of  proxy  mailed  to  stockholders  of  the  Company

99     Forward-Looking  Information

__________________

(b) Form 8-K filed on December 4, 2001, concerning the announcement that the Company completed the sale of approximately $845 million of its mortgage-backed securities.

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

                              COASTAL  BANCORP,  INC.

Date:  March  26,  2002    By:     /s/  Manuel  J.  Mehos
                                   ----------------------
                                   Manuel  J.  Mehos,
                                   Chairman  of  the  Board  and  Chief
                                   Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Manuel  J.  Mehos                                  Date:  March  26,  2002
----------------------
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer


/s/  R.  Edwin  Allday                                  Date:  March  26,  2002
----------------------
R.  Edwin  Allday,  Director


/s/  D. Fort Flowers, Jr.                               Date:  March  26,  2002
-------------------------
D.  Fort  Flowers,  Jr.,  Director


/s/  Dennis  S.  Frank                                  Date:  March  26,  2002
----------------------
Dennis  S.  Frank,  Director


/s/  Robert  E.  Johnson,  Jr.                          Date:  March  26,  2002
-----------------------------
Robert  E.  Johnson,  Jr.,  Director


/s/  James  C.  Niver                                   Date:  March  26,  2002
---------------------
James  C.  Niver,  Director


/s/  Catherine  N.  Wylie                               Date:  March  26,  2002
-------------------------
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)