Form 10-Q
period 2002-03-31
COASTAL BANCORP INC
filed 2002-05-15
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
                        the  Securities  Exchange  Act  of  1934
                       For  the  Quarterly  Period  Ended  March  31,  2002

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

           COMMON STOCK OUTSTANDING:   5,849,962 AS OF APRIL 30, 2002

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------

Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at March 31, 2002
        and December 31, 2001                                                      1

        Consolidated Statements of Income for the Three-Month Periods Ended
        March 31, 2002 and 2001                                                    2

        Consolidated Statements of Comprehensive Income for the Three-Month
        Periods Ended March 31, 2002 and 2001                                      3

        Consolidated Statements of Cash Flows for the Three-Month Periods
        Ended March 31, 2002 and 2001                                              4

        Notes to Consolidated Financial Statements                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             16

Item 3  Quantitative and Qualitative Disclosures About Market Risk                20

PART  II.     OTHER  INFORMATION
---------     ------------------


Item 1  Legal Proceedings                                    21
Item 2  Changes in Securities and Use of Proceeds            21
Item 3  Default upon Senior Securities                       21
Item 4  Submission of Matters to a Vote of Security Holders  21
Item 5  Other Information                                    21
Item 6  Exhibits and Reports on Form 8-K                     21




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                  COASTAL BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      March 31,              December 31,
ASSETS                                                                  2002                     2001
------------------------------------------------------               ----------              ------------
                                                                    (Unaudited)
Cash and cash equivalents                                            $   32,564                $   41,537
Federal funds sold                                                        3,510                    16,710
Loans receivable held for sale (note 4)                                  19,308                        --
Loans receivable (note 4)                                             1,831,258                 1,863,601
Mortgage-backed securities available-for-sale (note 3)                  468,491                   514,068
U.S. Treasury securities available-for-sale                               1,529                    42,827
Accrued interest receivable                                              11,456                    13,243
Property and equipment                                                   27,018                    27,461
Stock in the Federal Home Loan Bank of Dallas (FHLB)                     40,328                    40,032
Goodwill and other intangible assets (note 5)                            21,277                    21,811
Prepaid expenses and other assets                                        16,510                    16,601
                                                                     ----------                ----------
                                                                     $2,473,249                $2,597,891
                                                                     ==========                ==========




     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------


Liabilities:
 Deposits (note 6)                                                   $1,639,557               $1,660,386
 Advances from the FHLB (note 7)                                        625,936                  690,877
 Senior Notes payable, net (note 8)                                          --                   43,875
 Advances from borrowers for taxes and insurance                          5,481                    4,259
 Other liabilities and accrued expenses                                  13,616                   12,310
                                                                     ----------                ----------
     Total liabilities                                                2,284,590                2,411,707
                                                                     ----------                ----------
Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 11)                                              28,750                   28,750

Commitments and contingencies (notes 4 and 9)

Stockholders' equity (notes 1, 3, 10, 12 and 13):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                          27,500                    27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,847,805 shares issued and 5,848,910 shares
   outstanding at March 31, 2002; 7,835,178 shares issued
   and 5,835,178 shares outstanding at December 31, 2001                    78                        78
 Additional paid-in capital                                             35,424                    35,366
 Retained earnings                                                     129,830                   127,425
 Accumulated other comprehensive loss -
   net unrealized loss on securities available-for-sale                 (1,595)                   (1,590)
 Treasury stock at cost (1,998,895 shares in 2002 and 2,000,000
        shares in 2001)                                                (31,328)                  (31,345)
                                                                    -----------               -----------
     Total stockholders' equity                                        159,909                   157,434
                                                                    -----------               -----------
                                                                    $2,473,249                $2,597,891
                                                                    ===========               ===========




See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                  ------------------
                                                                                                 2002            2001
                                                                                              ----------      ---------
                                                                                                       (Unaudited)
Interest income:
Loans receivable                                                                                $29,967         $43,001
Mortgage-backed securities                                                                        4,964          16,258
FHLB stock, federal funds sold and other interest-earning assets                                    475             906
                                                                                              ----------      ---------
                                                                                                 35,406          60,165
                                                                                              ----------      ---------
Interest expense:
Deposits                                                                                         11,041          19,921
Advances from the FHLB                                                                            5,268          16,763
Senior Notes payable                                                                                378           1,173
Other borrowed money                                                                                 --               3
                                                                                              ----------      ---------
                                                                                                 16,687          37,860
                                                                                              ----------      ---------
Net interest income                                                                              18,719          22,305
Provision for loan losses (note 4)                                                                  900             900
                                                                                              ----------      ---------
Net interest income after provision for loan losses                                              17,819          21,405
                                                                                              ----------      ---------
Noninterest income:
Service charges on deposit accounts                                                               1,995           1,761
Loan fees                                                                                           307             240
Loss on derivative instruments (note 9)                                                            (24)           (564)
Gain (loss) on real estate owned                                                                     22              19
Other                                                                                               209             366
                                                                                              ----------      ---------
                                                                                                  2,509           1,822
                                                                                              ----------      ---------
Noninterest expense:
Compensation, payroll taxes and other benefits                                                    7,861           7,598
Office occupancy                                                                                  2,580           2,676
Data processing                                                                                     423             854
Amortization of goodwill and other intangible assets (note 5)                                       534             702
Other                                                                                             2,852           2,852
                                                                                              ----------      ---------
                                                                                                 14,250          14,682
                                                                                              ----------      ---------
Income before provision for Federal income taxes, minority
    interest and cumulative effect of accounting change                                           6,078           8,545
Provision for Federal income taxes                                                                1,698           2,614
                                                                                              ----------      ---------
Income before minority interest and cumulative effect of
    accounting change                                                                             4,380           5,931
Minority interest - preferred stock dividends of Coastal Banc ssb                                   647             647
                                                                                              ----------      ---------
Income before cumulative effect of accounting change                                              3,733           5,284
Cumulative effect of change in accounting for derivative instruments, net of tax (note 9)            --            (104)
                                                                                              ----------      ---------
Net income                                                                                       $3,733          $5,180
                                                                                              ==========      =========
Net income available to common stockholders                                                      $3,106          $4,553
                                                                                              ==========      =========
Basic earnings per  share before cumulative effect of accounting change                           $0.53           $0.81
                                                                                              ==========      =========
Basic earnings per share (notes 5 and 10)                                                         $0.53           $0.80
                                                                                              ==========      =========
Diluted earnings per share before cumulative effect of accounting change                          $0.51           $0.78
                                                                                              ==========      =========
Diluted earnings per share (notes 5 and 10)                                                       $0.51           $0.76
                                                                                              ==========      =========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                   2002          2001
                                                                ----------     --------
                                                                       (Unaudited)
Net income                                                        $ 3,733       $ 5,180

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities available-for-sale
   arising during period                                               (5)          607
                                                                ----------     --------
Total comprehensive income                                        $ 3,728       $ 5,787
                                                                ==========     ========



See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                --------------------
                                                                                  2002          2001
                                                                               ---------     ---------
                                                                                     (Unaudited)

Cash flows from operating activities:
 Net income                                                                  $      3,733   $   5,180
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   mortgage servicing rights and prepaid expenses and other assets                  2,165       1,979
 Net amortization (accretion) of premiums, discounts and loan fees                  1,243        (127)
 Provision for loan losses                                                            900         900
 Amortization of goodwill and other intangibles                                       534         702
 Originations and purchases of mortgage loans held for sale                       (10,233)     (5,207)
 Sales of mortgage loans held for sale                                                 --       5,233
 Stock dividends from the FHLB                                                       (296)       (821)
 Loss on derivative instruments                                                        24         724
 Decrease (increase) in:
   Accrued interest receivable                                                      1,787         489
   Other, net                                                                       2,166     (26,229)
                                                                               ----------      -------
   Net cash provided (used) by operating activities                                 2,023     (17,177)
                                                                               ----------      -------
Cash flows from investing activities:
 Net (increase) decrease in federal funds sold                                     13,200      (7,281)
 Principal repayments on mortgage-backed securities held-to-maturity                   --       7,422
 Principal repayments on mortgage-backed securities
   available-for-sale                                                              44,648       2,299
 Principal repayments on U.S. Treasury securities                                  41,000         100
 Purchases of loans receivable                                                    (81,333)    (92,955)
 Sales of loans receivable                                                         10,111          --
 Net (increase) decrease in loans receivable                                       91,642      (9,449)
 Net purchases of property and equipment                                             (588)       (286)
 Purchases of FHLB stock                                                               --      (2,903)
                                                                               ----------      -------
   Net cash provided (used) by investing activities                               118,680    (103,053)
                                                                               ----------      -------


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)




                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  -------------------
                                                                                   2002          2001
                                                                                ---------      -------
                                                                                     (Unaudited)
Cash flows from financing activities:
 Net increase (decrease) in deposits                                      $        (20,829)  $    22,214
 Advances from the FHLB                                                          1,490,900     3,516,099
 Principal payments on advances from the FHLB                                   (1,555,841)   (3,448,259)
 Net increase in advances from borrowers for taxes and insurance                     1,222         1,756
 Exercise of stock options for purchase of common stock, net                            40           752
 Issuance of treasury shares                                                            35            --
 Redemption of Senior Notes payable                                                (43,875)           --
 Dividends paid                                                                     (1,328)       (1,201)
                                                                                 ----------       -------
   Net cash provided by financing activities                                      (129,676)       91,361
                                                                                ----------        -------

   Net decrease in cash and cash equivalents                                        (8,973)      (28,869)
 Cash and cash equivalents at beginning of period                                   41,537        69,730
                                                                                  ----------      -------
 Cash and cash equivalents at end of period                                 $       32,564   $    40,861
                                                                                  ==========     ========

 Supplemental schedule of cash flows-interest paid                          $       17,932   $    35,821

 Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to the held for sale category                          $        9,075   $        --
   Foreclosures of loans receivable                                                  1,924           593

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On  August  27,  1998, December 21, 1998, February 25, 1999, April 27, 2000
and July 27, 2000, the Board of Directors authorized five separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of March 31, 2002, 2,000,000 shares had been repurchased in the open market at an average repurchase price of $15.67 per share for a total cost of $31.3 million, with no shares from the July 27, 2000 authorization having been repurchased to date. Book value per common share at March 31, 2002 was $21.91.

     On April 25, 2002, Coastal announced that it had entered into a transaction that will complete the authorized repurchase plan. See Note 15.

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

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at March 31, 2002 were as follows (dollars in thousands):




                                                 Gross      Gross
                                Amortized     Unrealized  Unrealized    Market
                                  Cost          Gains       Losses       Value
                                -----------      -------    -------     --------
Available-for-sale:
 Agency securities              $   375,007      $   200    $(1,907)    $373,300
 CMOs - Non-agency                   93,517           43       (807)      92,753
 Non-agency securities                2,420           18         --        2,438
                                -----------      -------    -------     --------
                                $   470,944      $   261    $(2,714)    $468,491
                                ===========      =======    ========    ========

     Mortgage-backed securities at December 31, 2001 were as follows (dollars in thousands):

                                                Gross        Gross
                                 Amortized    Unrealized   Unrealized    Market
                                   Cost          Gains       Losses      Value
                                -----------      -------    -------     --------
Available-for-sale:
 Agency securities              $   406,437      $   319    $(2,455)    $404,301
 CMOs - Non-agency                  107,488           82       (418)     107,152
 Non-agency securities                2,590           34         (9)       2,615
                                -----------      -------    -------     --------
                                $   516,515      $   435    $(2,882)    $514,068
                                ===========      =======    ========    ========

     Effective September 30, 2001, Coastal transferred all of its mortgage-backed securities held-to-maturity to the available-for-sale category. This was due to management's intent to restructure a portion of the asset base to be less vulnerable to market interest rate fluctuations. In late November 2001, Coastal entered into a transaction in which it sold $844.9 million of its mortgage-backed securities. Also in November, Coastal used a portion of the proceeds of that sale to purchase approximately $512.3 million of primarily pass through mortgage-backed securities. All of the securities purchased and the remaining securities not sold were placed in the available-for-sale category.


(4)     LOANS  RECEIVABLE

     Loans receivable at March 31, 2002 and December 31, 2001 were as follows (dollars in thousands):

                                                    March 31, 2002           December 31, 2001
                                                   ----------------          -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential        $       856,775               $  880,624
 Commercial                                                333,082                  319,377
 Multifamily                                               120,578                  124,616
 Residential construction                                  153,796                  136,035
 Acquisition and development                               134,077                  140,009
 Commercial construction                                   232,776                  222,026
Commercial loans, secured by residential mortgage
 loans held for sale                                         8,176                   11,508
Commercial, financial and industrial                       122,091                  116,029
Loans secured by deposits                                   19,206                   21,238
Consumer and other loans                                    38,447                   43,384
                                                   ----------------              -----------
                                                         2,019,004                2,014,846
                                                   ----------------              -----------
Loans in process                                          (169,541)                (131,064)
Allowance for loan losses                                  (14,485)                 (15,385)
Unearned interest and  loan fees                            (2,893)                  (2,959)
Discount on purchased loans, net                              (827)                  (1,837)
                                                   ----------------              -----------
                                                   $     1,831,258               $1,863,601
                                                   ===============               ===========
Weighted average yield                                      6.49%                     6.90%
                                                   ===============               ===========



     At March 31, 2002, Coastal had outstanding commitments to originate or purchase $27.7 million of real estate mortgage and other loans and had commitments under lines of credit to originate primary construction and other loans of approximately $91.6 million. In addition, at March 31, 2002, Coastal had $15.7 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At March 31, 2002 and December 31, 2001, the carrying value of loans that were considered to be impaired totaled approximately $3.0 million and $3.8 million, respectively, and the related allowance for loan losses on those impaired loans totaled $478,000 and $554,000 at March 31, 2002 and December 31, 2001, respectively. Of the impaired loans outstanding, fourteen loans with a balance of $922,000 at March 31, 2002 and nineteen loans with a balance of $1.3 million at December 31, 2001 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the three months ended March 31, 2002 and 2001 was $3.5 million and $4.9 million, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                            2002        2001
                                                          --------    --------
Balance, beginning of period                              $15,385     $14,507
Provision for loan losses                                     900         900
Charge-offs                                                (1,890)     (1,260)
Recoveries                                                     90          35
                                                          --------    --------
Balance, end of period                                    $14,485     $14,182
                                                          ========    ========

     During the first quarter of 2002, management made the decision to liquidate a portion of its under-performing single-family mortgage loans. On March 22, 2002, Coastal sold $10.8 million of these under-performing loans to a third party investor. Prior to the sale, Coastal wrote these loans down to fair value and recorded a charge-off to the allowance for loan losses of $761,000. In addition, as of March 31, 2002, Coastal wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category that were under a contract for sale to the same third party investor. The loans that were reclassified to the held for sale category were written down to fair value as of March 31, 2002 through a charge-off to the allowance for loan losses of $691,000. As of April 30, 2002, $3.1 million of these loans held for sale had been sold.

(5)     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

          On January 1, 2002, Coastal adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. Statement 141 also requires, upon adoption of Statement 142, that Coastal evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

     At January 1, 2002, Coastal had unamortized goodwill that was subject to the transition provisions of Statements 141 and 142 in the amount of $5.5 million. Amortization expense related to this goodwill was $152,000 for the quarter ended March 31, 2001 and $618,000 for the year ended December 31, 2001. The remaining $16.3 million of goodwill at January 1, 2002 was reclassified to other intangible assets, as those amounts were originally recorded as goodwill pursuant to Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("Statement 72") and are not subject to the non-amortization provisions of Statement 142.

     At March 31, 2002 and December 31, 2001, other intangible assets amounted to $15.8 million and $16.3 million net of accumulated amortization of $12.3 million and $11.7 million, respectively. The estimated aggregate amortization expense on these other intangible assets for each of the five succeeding fiscal years is as follows (dollars in thousands):


Year ended December 31,
-----------------------
2002                     $2,167
2003                      1,802
2004                      1,442
2005                      1,281
2006                      1,281

     In connection with the adoption of these statements, Coastal tested for impairment in accordance with the provisions of Statement 142 during the first quarter of 2002 and did not recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Pursuant to the transition provisions of Statement 142, presented below are as adjusted net income and earnings per share numbers to exclude the amortization expense (net of any tax effect) recognized in the period prior to the implementation related to the goodwill that is no longer being amortized.

                                                  Three Months Ended
                                                       March 31,
                                                    2002      2001
                                                   ------    ------
Net income:
As reported                                        $3,733     $5,180
Add back:  goodwill amortization                       --        152
                                                   ------     ------
As adjusted                                        $3,733     $5,332
                                                   ======     ======

Basic earnings per share:
As reported                                        $ 0.53     $ 0.80
Add back:  goodwill amortization                       --       0.02
                                                   ------     ------
As adjusted                                        $ 0.53     $ 0.82
                                                   ======     ======

Diluted earnings per share:
As reported                                        $ 0.51     $ 0.76
Add back:  goodwill amortization                       --       0.02
                                                   ------     ------
As adjusted                                        $ 0.51     $ 0.78
                                                   ======     ======

(6)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at March 31, 2002 and December 31, 2001, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $236.8 million ($118.3 million from noninterest-bearing and $118.6 million from interest-bearing) at March 31, 2002 and $243.3 million ($113.0 million from noninterest-bearing and $130.3 million from interest-bearing) at December 31, 2001.





                                  Stated Rate                    March 31, 2002  December 31, 2001
                                ---------------                  -------------- -------------------
Noninterest-bearing checking              0.00%                 $       47,156     $   47,712
Interest-bearing checking        0.50  -  1.00                          20,330         15,894
Savings accounts                 0.50  -  1.24                          48,201         45,234
Money market demand accounts     0.00  -  2.23                         506,951        505,789
                                                                      --------       ---------
                                                                       622,638        614,629
                                                                      --------       ---------
Certificate accounts            Less than 2.00                          48,513         29,707
                                 2.00  -  2.99                         359,264        171,523
                                 3.00  -  3.99                         224,739        263,006
                                 4.00  -  4.99                         304,495        356,314
                                 5.00  -  5.99                          61,148        155,949
                                 6.00  -  6.99                          18,579         68,979
                                 7.00  -  7.99                             111            209
                                 8.00  -  8.99                              70             70
                                                                     ---------     -----------
                                                                     1,016,919      1,045,757
                                                                    -----------    -----------
                                                                $    1,639,557     $1,660,386
                                                                    ==========     ===========
Weighted average interest rate                                            2.60%          3.02%
                                                                    ==========     ===========



     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at March 31, 2002 and December 31, 2001:

                                 March 31, 2002      December 31, 2001
                                 ---------------      ----------------
Noninterest-bearing checking        $ 118,259             $ 160,738
Interest-bearing checking             118,583               146,144
Money market demand accounts          236,842               262,513

     The scheduled maturities of certificate accounts outstanding at March 31, 2002 were as follows (dollars in thousands):

                           March 31, 2002
                           ---------------
 0 through 12 months       $       932,927
 13 through 24 months               47,114
 25 through 36 months               24,624
 37 through 48 months                4,895
 49 through 60 months                7,307
 Over 60 months                         52
                           ---------------
                           $     1,016,919
                           ================



(7)     ADVANCES FROM THE FHLB

     The weighted average interest rates on advances from the FHLB at March 31, 2002 and December 31, 2001 were 3.19% and 3.46%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 2002 are summarized as follows (dollars in thousands):

                                            Weighted Average
Due during the year ending December 31,       Interest Rate            Amount
---------------------------------------     -----------------         -------
2002                                                 2.34%          $382,717
2003                                                 4.17            101,799
2004                                                 4.37             39,806
2005                                                 4.45             70,142
2006                                                 5.64              7,880
2007                                                 6.65              1,211
2008                                                 5.51              2,286
2009                                                 8.02              3,744
2010                                                 6.73                987
2011                                                 6.55              1,306
2012                                                 5.76                292
2013                                                 5.75              7,637
2014                                                 5.44              2,943
2015                                                 6.67              1,692
2018                                                 5.05              1,494
                                                                    --------
                                                     3.19%          $625,936
                                                    ======          ========



     Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(8)     SENIOR  NOTES  PAYABLE

     On June 30, 1995, Coastal issued $50.0 million of 10.0% Senior Notes due June 30, 2002. The Senior Notes became redeemable at Coastal's option, in whole or in part, on June 30, 2000, at par, plus accrued interest to the redemption date. Interest on the Senior Notes was payable quarterly. During 2001 and 1999, Coastal repurchased in the open market $3.0 and $3.1 million, respectively, of the Senior Notes outstanding at par. On February 1, 2002, Coastal redeemed all of the remaining Senior Notes outstanding ($43.9 million) at par plus accrued interest to the redemption date.

(9)     DERIVATIVE  INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and interest rate cap agreements, as described below. Coastal utilizes interest rate swap and interest rate cap agreements as described below. Effective January 1, 2001, Coastal adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133.") Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. The interest rate swap and cap agreements held by Coastal on December 31, 2000 were determined to not qualify for hedge accounting, therefore on implementation of Statement 133, Coastal recorded a transition adjustment to record these derivative instruments at fair value. On January 1, 2001, Coastal recorded a transition adjustment loss of $160,000, or $104,000 net of the tax effect, as the cumulative effect of the change in accounting for derivative instruments to record the fair value of Coastal's derivative instruments in the consolidated statements of income. For the quarters ended March 31, 2002 and 2001, Coastal recorded an additional fair value loss on these derivative instruments of $24,000 and $564,000, respectively. The large decrease in the fair value of derivatives during the first quarter of 2001 was primarily due to interest rate swap agreements, which were totally liquidated in June 2001. As of March 31, 2002 and December 31, 2001, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value pursuant to Statement 133.

     The interest rate cap agreements provide for applicable third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was $6,000 at March 31, 2002, which is the recorded book value of such agreements due to the implementation of Statement 133. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements was approximately $6,000 for the three months ended March 31, 2002 and 2001, respectively. No payments were made to Coastal under the interest rate cap agreements during the three months ended March 31, 2002 or 2001.

     Interest rate cap agreements outstanding at March 31, 2002 expire as follows (dollars in thousands):




  Year of    Strike Rate      Notional
Expiration      Range          Amount
----------  --------------    ---------
2002        8.75  -  9.00%    $  16,600
2003        8.00  -  9.00       107,637
                              ---------
                              $ 124,237
                              =========

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

     Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the cap agreements and attempts to control this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(10)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three-month periods ended March 31, 2002 and 2001 (dollars in thousands, except per share data):

                                                                    Three Months Ended
                                                                         March 31,
                                                                      2002        2001
                                                                  ----------  ----------

Net income                                                        $    3,733  $    5,180
Preferred stock dividends                                                627         627
                                                                  ----------  ----------
Net income available to common stockholders                       $    3,106  $    4,553
                                                                  ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,841,945   5,717,043

Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         268,877     284,778
                                                                  ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       6,110,822   6,001,821
                                                                  ==========  ==========
Basic EPS                                                         $     0.53  $     0.80
                                                                  ==========  ==========
Diluted EPS                                                       $     0.51  $     0.76
                                                                  ==========  ==========

     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of March 31, 2002 and 2001, Coastal had 1,998,895 and 2,000,000 common shares in treasury, respectively.

(11)     COASTAL  BANC  SSB  PREFERRED  STOCK

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

(13)     STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At March 31, 2002, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):



                                                   Minimum For Capital      Well-Capitalized
                                   Actual           Adequacy Purposes         Requirements
                            ------------------    --------------------    -------------------
Capital Requirement         Amount       Ratio       Amount     Ratio       Amount      Ratio
--------------------     ----------     ------      -------    ------      -------     ------

 Tier 1 (core)           $  163,734        6.59%    $ 99,415     4.00%     $124,269     5.00%
 Tier 1 risk-based          163,734        9.61       68,155     4.00       102,233     6.00
 Total risk-based           178,219       10.46      136,311     8.00       170,388    10.00

     As of March 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(14)     RECENT  ACCOUNTING  STANDARDS

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") was issued. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Statement 144 was adopted by Coastal on January 1, 2002, and did not have a material effect on Coastal's Consolidated Financial Statements.

(15)     SUBSEQUENT  EVENTS

     On April 25, 2002, Coastal announced that it had entered into a transaction that will complete its previously authorized stock repurchase plan. Under the repurchase plan, management had the authority to repurchase up to a total of 2,500,000 shares of its common stock. On April 23, 2002, Coastal agreed to repurchase the final 500,000 shares under the plan from a director of Coastal for $30.00 per share. The purchase price represents approximately a 5% discount to the price at market close on April 23, 2002. The transaction is expected to settle on or about June 30, 2002.

     On May 1, 2002, Coastal filed a Form S-3 Registration Statement under the Securities and Exchange Act of 1933 related to the proposed offering of $50 million in Trust Preferred Securities.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

Financial  Condition
--------------------

     Total assets decreased 4.8% or $124.6 million from December 31, 2001 to March 31, 2002. The net decrease resulted primarily from decreases of $45.6 million, $41.3 million, $32.3 million, $13.2 million and $9.0 million in mortgage-backed securities available-for-sale, U.S. Treasury securities, loans receivable, federal funds sold and cash and cash equivalents, respectively. These decreases were only slightly offset by an increase of $19.3 million in loans receivable held for sale. There were also small changes in other asset categories. The decrease in mortgage-backed securities available-for-sale was due to significant prepayments received (35% on an annualized basis) resulting from a continuing low interest rate enviornment. The decrease in U.S. Treasury securities was due to the maturity of one security during the period. The decrease in loans receivable was also due to significant prepayments received on the single-family mortgage loan portfolio ($78.7 million), the sale of $10.8 million of under-performing mortgage loans, the reclassification of $9.1 million of other under-performing loans to the held for sale category and decreases in other loan categories, somewhat offset by purchases of mortgage loans totaling $81.3 million during the quarter ended March 31, 2002. The increase in loans receivable held for sale was due to the $9.1 million reclassification as mentioned previously and the purchases of $10.2 million in loans to be resold by Coastal Banc Capital Corp.

     Deposits decreased $20.8 million or 1.3% from December 31, 2001 to March 31, 2002 and advances from the FHLB decreased 9.4% or $64.9 million. In addition, during the quarter ended March 31, 2002, Coastal redeemed the remaining Senior Notes payable outstanding of $43.9 million at par plus accrued interest. Stockholders' equity increased 1.6% or $2.5 million from December 31, 2001 to March 31, 2002 as a result of net income, offset by a $5,000 increase in accumulated other comprehensive loss and dividends declared.

Results  of  Operations  for  the  Three  Months  Ended  March 31, 2002 and 2001
--------------------------------------------------------------------------------

General
-------

     For the three months ended March 31, 2002, net income was $3.7 million compared to $5.2 million for the three months ended March 31, 2001. The decrease was primarily due to a $3.6 million decrease in net interest income, as a result of overall lower interest rates, higher than expected prepayments on Coastal's mortgage-backed securities available-for-sale and loans receivable (35% on an annualized basis for mortgage-backed securities and 40% for single-family mortgage loans) and Coastal's overall smaller asset size compared to the same period in 2001. This decrease was somewhat offset by a $687,000 increase in noninterest income (primarily due to the $564,000 fair value loss on derivative instruments recorded in 2001), a $432,000 decrease in noninterest expense, a $916,000 decrease in the provision for Federal income taxes, and the $104,000 (net of tax) cumulative transition adjustment loss due to the change in accounting for derivative instruments recorded in 2001.

Interest  Income
----------------

     Due to the overall lower interest rate environment, higher than expected prepayments and Coastal's overall smaller asset size, interest income for the three months ended March 31, 2002 decreased $24.8 million or 41.1% from the three months ended March 31, 2001. The decrease was comprised of a $13.0 million decrease in interest income on loans receivable, a $11.3 million decrease in interest income on mortgage-backed securities and a $431,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $579.4 million and the average yield decreased 2.14% from 8.04% in 2001 to 5.90% in 2002. The $579.4 million decrease in average interest-earning assets consisted primarily of a $480.6 million decrease in the average balance of mortgage-backed securities and a $112.4 million decrease in the average balances of loans receivable. The decrease in average mortgage-backed securities was largely due to the sale of those securities in late November 2001. To strategically restructure a portion of its asset base to make it less vulnerable to market interest rate and price fluctuations, Coastal sold $844.9 million of mortgage-backed securities and purchased $512.3 million of primarily pass through securities at a premium. This transaction had the effect of shortening the duration of the mortgage-backed securities portfolio, thereby lessening the extension risk to Coastal.

     In addition to the reduction in Coastal's asset size due to the restructuring, during the first three months of 2002, due to the continuing low interest rate environment, Coastal experienced higher than expected principal prepayments of $44.6 million (or 35% on an annualized basis) on its mortgage-backed securities portfolio and $78.7 million (or 40% on an annualized basis) on its single-family mortgage loan portfolio, which resulted in greater premium amortization on those assets that were purchased at a premium.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $16.7 million for the three months ended March 31, 2002, as compared to $37.9 million for the same period in 2001. The decrease in interest expense was again due to the lower overall interest rate environment and Coastal's overall smaller asset size. When compaing the two periods, the average rate paid on interest-bearing liabilities decreased to 3.15% for 2002 from 5.54% for 2001 and average interest-bearing liabilities decreased $613.7 million. The 2.39% decrease in the average rate paid on interest-bearing liabilities was due primarily to the 2.25% decrease in the rate paid on interest-bearing deposits and a 2.44% decrease in the rates paid on advances from the FHLB. The decrease in average interest-bearing liabilities consisted primarily of a $51.5 million decrease in average interest-bearing deposits and a $530.4 million decrease in average advances from the FHLB due to Coastal's smaller asset size because of the restructuring mentioned previously, in addition to the redemption of the Senior Notes on February 1, 2002.

Net  Interest  Income
---------------------

     Net interest income was $18.7 million for the three months ended March 31, 2002 and $22.3 million for the same period in 2001. As discussed above, the decrease was due to the overall lower interest rate environment and Coastal's overall smaller asset size. When comparing the two periods, average interest-earning assets decreased $579.4 million and average interest-bearing liabilities decreased $613.7 million due to the restructuring and the prepayments discussed above. Net interest margin ("Margin") was 3.10% for the three months ended March 31, 2002 compared to 2.98% for the three months ended March 31, 2001. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.75% for the three months ended March 31, 2002 from 2.50% for the three months ended March 31, 2001. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 2002 and 2001 were 2.97% and 2.77%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits.

Provision  for  Loan  Losses  and  Asset  Quality
-------------------------------------------------

     The provision for loan losses was $900,000 for the three months ended March 31, 2002 and for the three months ended March 31, 2001. At March 31, 2002, Coastal had nonperforming loans totaling $16.6 million, which is a decrease of $8.1 million, or 33%, when compared to December 31, 2001. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The decrease in nonperforming loans is mainly due to Coastal's decision to liquidate a portion of its under-performing single-family mortgage loans during the first quarter of 2002. On March 22, 2002, Coastal sold $10.8 million of these under-performing loans to a third party investor. Prior to the sale, Coastal wrote these loans to fair value and recorded a charge-off to the allowance for loan losses of $761,000.

     In addition, as of March 31, 2002, Coastal also wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category. The loans that were reclassified to the held for sale category were written down to fair value through a charge-off to the allowance for loan losses of $691,000. Through April 30, 2002, $3.1 million of these loans held for sale have been subsequently sold to the same third party investor, with the remainder being under a contract for sale. The ratio of nonperforming assets to total assets was 0.86% at March 31, 2002. The ratio of nonperforming assets to total assets would have been 0.57% at March 31, 2002, had the $9.1 million of these under-performing loans held for sale been sold as of the end of the quarter. At March 31, 2002 the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at fair value) was 156.1% compared to 62.3% at December 31, 2001.

     Although no assurance can be given, management believes that the allowance for loan losses at March 31, 2002 is adequate considering the changing composition of the loans receivable portfolio, historical and peer group loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and the resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     For the three months ended March 31, 2002, noninterest income increased $687,000 to $2.5 million, compared to $1.8 million for the three months ended March 31, 2001. The increase in noninterest income was primarily due to the effect of the fair value loss on derivative instruments of $564,000 recorded during the three months ended March 31, 2001 pursuant to Statement 133. In addition, service charges on deposit accounts increased $234,000 and loans fees increased $67,000, while other noninterest income decreased $157,000.

Noninterest  Expense
--------------------

     For the three months ended March 31, 2002, noninterest expense decreased $432,000 from the three months ended March 31, 2001. The $432,000 decrease in noninterest expense was primarily due to decreases of $431,000, $168,000 and $96,000 in data processing, the amortization of goodwill and other intangible assets and office occupancy, respectively, partially offset by a $263,000 increase in compensation, payroll taxes and other benefits. The decrease in data processing expense was due to the conversion to a new mortgage loan data processing system in the second quarter of 2001, the conversion of the Valley Region branches to Coastal's primary deposit and loan data processing system during the third quarter of 2001 and the item processing functions brought in-house during the third quarter of 2001. The decrease in the amortization of goodwill and other intangible assets was due to the implementation of FASB Statements 141 and 142 on January 1, 2002 (see note 5 to consolidated financial statements). The decrease in office occupancy was primarily due to certain assets becoming fully depreciated during 2001. The increase in compensation, payroll taxes and other benefits was due to normal merit increases for existing staff, in addition to the staff increases for the item processing functions brought in-house during the third quarter of 2001 and additional personnel needed to continue Coastal's focus on commercial banking products and lending, including Coastal Banc Capital Corp. staff.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the three months ended March 31, 2002 was $1.7 million compared to $2.6 million for the three months ended March 31, 2001. The decrease was due to the decreased income before provision for federal income taxes, minority interest and cumulative effect of accounting change in 2001, with the effective tax rate for the periods being approximately 28% for quarter ended March 31, 2002 and 31% for the same period in 2001 The decrease in the effective tax rate when comparing the two periods is due to the elimination of the goodwill amortization.

Liquidity  and  Capital  Resources
----------------------------------

     Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At March 31, 2002, Coastal had binding commitments to originate or purchase loans totaling approximately $27.7 million and had $169.5 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 2002 totaled $932.9 million. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of March 31, 2002, Coastal operated 50 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's overall goal is to continue to improve the asset/liability composition of Coastal's balance sheet to be less vulnerable to market interest rate fluctuations.

Forward-Looking  Information
----------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to changes in market rates of interest, changes in our loan portfolio, including the risks associated with our non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, commercial construction and warehouse loans), the possibility that Coastal's allowance for loan losses proves to be inadequate, Coastal's ability to attract core deposits, the concentration of Coastal's loan portfolio in Texas and California to the extent that the economies of those states experience problems, Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in business strategies, changes in general economic and business conditions and changes in the laws and regulations applicable to Coastal; and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 26, 2002.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 2001. Coastal's principal market risk exposure is to interest rates. See note 9 of the Notes to Consolidated Financial Statements.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at March 31, 2002 are without merit, or will be covered by insurance, any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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




Dated:     5/15/02                                   By     /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                                        Chairman  of  the  Board
                                                       Chief  Executive  Officer




Dated:     5/15/02                               By     /s/  Catherine  N.Wylie
           -------                                           ------------------
                                                           Catherine  N.  Wylie
                                                      Chief  Financial  Officer