Form 10-Q
period 2002-06-30
COASTAL BANCORP INC
filed 2002-08-13
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  June  30,  2002

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

                                  YES     X NO
                                     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           COMMON STOCK OUTSTANDING:  5,226,502  AS OF AUGUST 9, 2002

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------




Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at June 30, 2002
        and December 31, 2001                                                      1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 2002 and 2001                                                     2

        Consolidated Statements of Income for the Three-Month Periods Ended
        June 30, 2002 and 2001                                                     3

        Consolidated Statements of Comprehensive Income for the Six-Month and
        Three-Month Periods Ended June 30, 2002 and 2001                           4

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 2002 and 2001                                               5

        Notes to Consolidated Financial Statements                                 7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             19

Item 3  Quantitative and Qualitative Disclosures About Market Risk                26







PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    27
Item 2  Changes in Securities and Use of Proceeds            27
Item 3  Default upon Senior Securities                       27
Item 4  Submission of Matters to a Vote of Security Holders  27
Item 5  Other Information                                    27
Item 6  Exhibits and Reports on Form 8-K                     28




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                  COASTAL BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      June 30,               December 31,
ASSETS                                                                  2002                     2001
------------------------------------------------------               ----------              ------------
                                                                     (Unaudited)
Cash and cash equivalents                                            $   34,023                $   41,537
Federal funds sold                                                        3,360                    16,710
Loans receivable held for sale (note 4)                                   3,814                        --
Loans receivable (note 4)                                             1,918,938                 1,863,601
Mortgage-backed securities available-for-sale (note 3)                  427,854                   514,068
Other securities available-for-sale                                       1,768                    42,827
Accrued interest receivable                                              11,509                    13,243
Property and equipment                                                   27,050                    27,461
Stock in the Federal Home Loan Bank of Dallas (FHLB)                     40,630                    40,032
Goodwill and other intangible assets (note 5)                            20,730                    21,811
Prepaid expenses and other assets                                        17,662                    16,601
                                                                     ----------                ----------
                                                                     $2,507,338                $2,597,891
                                                                     ==========                ==========




LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------


Liabilities:
 Deposits (note 6)                                                   $1,650,759               $1,660,386
 Advances from the FHLB (note 7)                                        609,846                  690,877
 Company obligated mandatorily redeemable 9.0% trust preferred
     securities of Coastal Capital Trust I (note 8)                      50,000                       --
 Senior notes payable, net (note 9)                                          --                   43,875
 Advances from borrowers for taxes and insurance                          7,366                    4,259
 Other liabilities and accrued expenses                                  13,767                    12,310
                                                                     -----------              -----------
     Total liabilities                                                2,331,738                 2,411,707
                                                                     -----------              -----------
Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 12)                                              28,750                   28,750

Commitments and contingencies (notes 4 and 10)

Stockholders' equity (notes 1, 3, 11, 13 and 14):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                           27,500                   27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,848,806 shares issued and 5,302,847 shares
   outstanding at June 30, 2002; 7,835,178 shares issued
   and 5,835,178 shares outstanding at December 31, 2001                     78                       78
 Additional paid-in capital                                              35,448                   35,366
 Retained earnings                                                      133,101                  127,425
 Accumulated other comprehensive loss -
   unrealized loss on securities available-for-sale                      (1,526)                  (1,590)
 Treasury stock at cost (2,545,959, shares in 2002 and 2,000,000
  shares in 2001)                                                       (47,751)                 (31,345)
                                                                     -----------              -----------
     Total stockholders' equity                                         146,850                  157,434
                                                                     -----------              -----------
                                                                     $2,507,338               $2,597,891
                                                                     ===========              ===========


See  accompanying  Notes  to  Consolidated  Financial  Statements.


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                       ------------------
                                                                                                        2002         2001
                                                                                                     --------      --------
                                                                                                           (Unaudited)
Interest income:
 Loans receivable                                                                                   $    60,708   $ 84,079
 Mortgage-backed securities                                                                               9,026     30,987
 FHLB stock, federal funds sold and other interest-earning assets                                           855      1,522
                                                                                                     -----------  ---------
                                                                                                         70,589    116,588
                                                                                                     -----------  ---------
Interest expense:
 Deposits                                                                                                21,243     38,982
 Advances from the FHLB                                                                                  10,359     25,960
 Other borrowed money                                                                                        --      4,578
 Senior notes payable                                                                                       378      2,345
 Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I                                                                    163         --
                                                                                                     -----------  ---------
                                                                                                         32,143     71,865
                                                                                                     -----------  ---------

   Net interest income                                                                                   38,446     44,723
Provision for loan losses                                                                                 1,800      2,100
                                                                                                     -----------  ---------
   Net interest income after provision for loan losses                                                   36,646     42,623
                                                                                                     -----------  ---------
Noninterest income:
 Service charges on deposit accounts                                                                      4,133      3,621
 Loan fees                                                                                                  622        600
 Loss on derivative instruments                                                                             (24)      (443)
 Gain on sale of real estate owned                                                                          240         31
 Other                                                                                                      492        997
                                                                                                     -----------  ---------
                                                                                                          5,463      4,806
                                                                                                     -----------  ---------
Noninterest expense:
 Compensation, payroll taxes and other benefits                                                          15,853     15,206
 Office occupancy                                                                                         5,221      5,517
 Data processing                                                                                            822      1,687
 Amortization of goodwill and other intangible assets                                                     1,081      1,397
 Advertising                                                                                                850        715
 Postage and delivery                                                                                       795        701
 Other                                                                                                    3,994      4,032
                                                                                                     -----------  ---------
                                                                                                         28,616     29,255
                                                                                                     -----------  ---------
       Income before provision for Federal income taxes, minority
         interest and cumulative effect of accounting change                                             13,493     18,174
Provision for Federal income taxes                                                                        3,867      5,606
                                                                                                     -----------  ---------
       Income before minority interest and cumulative effect of
         accounting change                                                                                9,626     12,568
Minority interest - preferred stock dividends of Coastal Banc ssb                                         1,294      1,294
                                                                                                     -----------  ---------
       Income before cumulative effect of accounting change                                               8,332     11,274
Cumulative effect of change in accounting for derivative instruments, net of tax (note 10)                   --       (104)
                                                                                                     -----------  ---------
   Net income                                                                                        $    8,332   $ 11,170
                                                                                                     ===========  =========
   Net income available to common stockholders                                                       $    7,078   $  9,916
                                                                                                     ===========  =========
Basic earnings per share before cumulative effect of accounting change                               $     1.23   $   1.75
                                                                                                     ===========  =========
Basic earnings per share (notes 5 and 11)                                                            $     1.23   $   1.73
                                                                                                    ===========  ==========
Diluted earnings per share before cumulative effect of accounting change                             $     1.17   $   1.66
                                                                                                     ===========  =========
Diluted earnings per share (notes 5 and 11)                                                          $     1.17   $   1.64
                                                                                                     ===========  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                            2002           2001
                                                                        ----------       -------
                                                                               (Unaudited)
Interest income:
 Loans receivable                                                    $      30,741        $41,078
 Mortgage-backed securities                                                  4,062         14,729
 FHLB stock, federal funds sold and other interest-earning assets              380            616
                                                                          ---------      --------
                                                                            35,183         56,423
                                                                          ---------      --------
Interest expense:
 Deposits                                                                    10,202        19,061
 Advances from the FHLB                                                       5,091         9,197
 Other borrowed money                                                           --          4,575
 Senior notes payable                                                           --          1,172
 Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I                                        163            --
                                                                          ---------      --------
                                                                             15,456        34,005
                                                                          ---------      --------
   Net interest income                                                       19,727        22,418
Provision for loan losses                                                       900         1,200
                                                                          ---------      --------
   Net interest income after provision for loan losses                       18,827        21,218
                                                                          ---------      --------
Noninterest income:
 Service charges on deposit accounts                                          2,138         1,860
 Loan fees                                                                      315           360
 Gain on derivative instruments                                                  --           121
 Gain on sale of real estate owned                                              218            12
 Other                                                                          283           631
                                                                          ---------      --------
                                                                              2,954         2,984
                                                                          ---------      --------
Noninterest expense:
 Compensation, payroll taxes and other benefits                               7,992         7,608
 Office occupancy                                                             2,641         2,841
 Data processing                                                                399           833
 Amortization of goodwill and other intangible assets                           547           695
 Advertising                                                                    421           359
 Postage and delivery                                                           367           351
 Other                                                                        1,999         1,886
                                                                          ---------      --------
                                                                             14,366        14,573
                                                                          ---------      --------
       Income before provision for Federal income taxes and
         minority interest                                                    7,415         9,629
Provision for Federal income taxes                                            2,169         2,992
                                                                          ---------      --------
     Income before minority interest                                          5,246         6,637
Minority interest - preferred stock dividends of Coastal Banc ssb               647           647
                                                                          ---------      --------
     Net income                                                          $    4,599       $ 5,990
                                                                          ==========     ========
     Net income available to common stockholders                         $    3,972       $ 5,363
                                                                          ==========     ========
Basic earnings per share (notes 5 and 11)                                $     0.70       $  0.93
                                                                          ==========     ========
Diluted earnings per share (notes 5 and 11)                              $     0.66       $  0.89
                                                                          ==========     ========


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                                Six Months Ended
                                                                     June 30,
                                                                ----------------
                                                               2002          2001
                                                            ---------    ----------
                                                                   (Unaudited)
Net income                                               $     8,332        $11,170
Other comprehensive income, net of tax:
 Unrealized holding gains on securities available-for-sale
 arising during period                                            64          1,543
                                                            ---------    ----------
Total comprehensive income                               $     8,396        $12,713
                                                            =========    ==========









                                                               Three Months Ended
                                                                     June 30,
                                                                 ---------------
                                                                 2002           2001
                                                               --------      ----------
                                                                     (Unaudited)
Net income                                                   $      4,599        $5,990
Other comprehensive income, net of tax:
 Unrealized holding gains on securities available-for-sale
 arising during period                                                 69           936
                                                               ----------    ----------
Total comprehensive income                                   $      4,668        $6,926
                                                               =========-    ==========




See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ------------------
                                                                              2002            2001
                                                                       ------------------  ----------
                                                                                  (Unaudited)
Cash flows from operating activities:
 Net income                                                            $           8,332   $  11,170
 Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
 Depreciation and amortization of property and equipment
   and prepaid expenses and other assets                                           4,113       4,063
 Net premium amortization (discount accretion)                                     2,615      (1,332)
 Provision for loan losses                                                         1,800       2,100
 Amortization of goodwill and other intangible assets                              1,081       1,397
 Originations and purchases of mortgage loans held for sale                       (8,592)    (15,649)
 Sales of mortgage loans for held for sale                                        11,758      15,779
 Stock dividends from the FHLB                                                      (598)     (1,338)
 Loss on derivative instruments                                                       24         603
 Decrease (increase) in:
   Accrued interest receivable                                                     1,734       1,368
   Other, net                                                                      3,462     (30,009)
                                                                             -----------  -----------
   Net cash provided (used) by operating activities                               25,729     (11,848)
                                                                             -----------  -----------
Cash flows from investing activities:
 Net decrease (increase) in federal funds sold                                    13,350      (5,701)
 Purchase of other securities available-for-sale                                    (243)         --
 Principal repayments on mortgage-backed securities held-to-maturity                  --      33,839
 Principal repayments on mortgage-backed securities
   available-for-sale                                                             84,580       6,158
 Proceeds from maturity of U.S. Treasury securities held-to-maturity                  --         100
 Proceeds from maturity of other securities available-for-sale                    41,000          --
 Purchases of loans receivable                                                  (218,988)   (163,327)
 Sales of loans receivable                                                        10,111          --
 Net decrease in loans receivable                                                140,822      66,218
 Purchases of property and equipment, net                                         (1,594)     (1,294)
 Purchases of FHLB stock                                                              --      (3,986)
 Proceeds from sales of FHLB stock                                                    --      28,431
                                                                             -----------  -----------
   Net cash provided (used) by investing activities                               69,038     (39,562)
                                                                             -----------  -----------

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                       ------------------
                                                                                       2002             2001
                                                                                ------------------  ------------
                                                                                           (Unaudited)
Cash flows from financing activities:
 Net increase (decrease) in deposits                                            $          (9,627)  $    16,555
 Securities sold under agreements to repurchase and federal funds
  purchased                                                                                    --     1,465,852
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                                     --      (982,672)
 Advances from the FHLB                                                                 2,893,300     6,609,380
 Principal payments on advances from the FHLB                                          (2,974,331)   (7,093,527)
 Proceeds from issuance of trust preferred securities                                      48,125            --
 Redemption of senior notes payable                                                       (43,875)           --
 Net increase in advances from borrowers for taxes and insurance                            3,107         5,055
 Exercise of stock options for purchase of common stock, net                                   55         1,040
 Purchase of treasury stock                                                               (16,436)           --
 Issuance of treasury shares                                                                   59            --
 Dividends paid                                                                            (2,658)       (2,518)
                                                                                ------------------  ------------
   Net cash provided (used) by financing activities                                      (102,281)       19,165
                                                                                ------------------  ------------
   Net decrease in cash and cash equivalents                                               (7,514)      (32,245)
 Cash and cash equivalents at beginning of period                                          41,537        69,730
                                                                                ------------------  ------------
 Cash and cash equivalents at end of period                                     $          34,023   $    37,485
                                                                                ==================  ============

 Supplemental schedule of cash flows-interest paid                              $          33,315   $    71,862
                                                                                ==================  ============
 Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to held for sale category                                  $           9,075   $        --
                                                                                ==================  ============
   Foreclosures of loans receivable                                             $           3,436   $     1,709
                                                                                ==================  ============
   Capitalization of costs related to issuance of trust preferred securities    $           1,875   $        --
                                                                                ==================  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On  August  27, 1998, December 21, 1998, February 25, 1999, April 27, 2000,
July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. During June 2002, Coastal repurchased 547,800 shares of common stock at an average repurchase price of $30.00 per share. Of that amount, 500,000 shares were repurchased in a privately negotiated transaction with a director of Coastal at $30.00 per share. As of June 30, 2002, a total of 2,547,800 shares had been repurchased under the authorized repurchase plans.

     As of June 30, 2002, 2,545,959 shares were held in treasury at an average price of $18.76 per share for a total cost of $47.8 million. Book value per common share at June 30, 2002 was $21.78.

(2)     PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiaries, Coastal Capital Trust I and Coastal Banc Holding Company, Inc. and Coastal Banc Holding Company Inc.'s wholly-owned subsidiaries, Coastal Banc ssb and its subsidiaries, CoastalBanc Financial Corp. and Coastal Banc Insurance Agency, Inc. (collectively, the "Bank"), and Coastal Banc Capital Corp. (collectively "Coastal"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 2002 were as follows (in thousands):

                                                   Gross       Gross
                                    Amortized   Unrealized   Unrealized    Market
                                       Cost        Gains       Losses       Value
                                      ---------  -----------  ----------  -------
Available-for-sale:
  Agency securities                $   346,512  $   284       $(2,041)     $344,755
  CMOs - Non-agency                     81,421       55          (675)       80,801
  Non-agency securities                  2,273       25            --         2,298
                                    ----------   -------       -------    ---------
                                   $   430,206  $   364       $(2,716)     $427,854
                                    ==========   =======       =======     ========


     Mortgage-backed securities at December 31, 2001 were as follows (in thousands):

                                                      Gross           Gross
                                     Amortized      Unrealized      Unrealized     Market
                                       Cost          Gains            Losses        Value
                                     ---------     -----------      ----------     -------
Available-for-sale:
  Agency securities                 $   406,437      $   319         $(2,455)      $404,301
  CMOs - Non-agency                     107,488           82            (418)       107,152
  Non-agency securities                   2,590           34              (9)         2,615
                                    ----------       ------          --------     ---------
                                    $   516,515      $   435         $(2,882)      $514,068
                                    ===========      =======         =======       ========



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

(4)     LOANS  RECEIVABLE

     Loans receivable at June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                    June 30, 2002                December 31, 2001
                                                   ---------------                -----------------
Real estate mortgage loans:
  First-lien mortgage, primarily residential       $      912,045                      $  880,624
  Commercial                                              336,403                         319,377
  Multifamily                                             126,372                         124,616
  Residential construction                                166,527                         136,035
  Acquisition and development                             132,451                         140,009
  Commercial construction                                 259,748                         222,026
Commercial loans, secured by residential mortgage
 loans held for sale                                        1,188                          11,508
Commercial, financial and industrial                      126,915                         116,029
Loans secured by deposits                                  19,486                          21,238
Consumer and other loans                                   36,643                          43,384
                                                        2,117,778                       2,014,846
                                                   ---------------                     -----------
Loans in process                                         (181,643)                       (131,064)
Allowance for loan losses                                 (15,233)                        (15,385)
Unearned interest and  loan fees                           (3,212)                         (2,959)
Premium (discount) on purchased loans, net                  1,248                          (1,837)
                                                   ---------------                     -----------
                                                   $    1,918,938                      $1,863,601
                                                   ===============                     ===========
Weighted average yield                                       6.37%                           6.90%
                                                   ===============                     ===========

     At June 30, 2002, Coastal had outstanding commitments to originate or purchase $24.5 million of real estate mortgage and other loans and had commitments under existing lines of credit to originate primarily construction and other loans of approximately $109.1 million. In addition, at June 30, 2002, Coastal had $14.7 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At June 30, 2002 and December 31, 2001, the carrying value of loans that were considered to be impaired totaled approximately $3.6 million and $3.8 million, respectively and the related allowance for loan losses on those impaired loans totaled $441,000 and $554,000 at June 30, 2002 and December 31, 2001, respectively. Of the impaired loans outstanding, eight loans with a balance of $832,000 at June 30, 2002 and nineteen loans with a balance of $1.3 million at December 31, 2001 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the six months ended June 30, 2002 and 2001 was $3.2 million and $4.7 million, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                           2002      2001
                                                         --------  --------
Balance, beginning of period                             $15,385   $14,507
Provision for loan losses                                  1,800     2,100
Charge-offs                                               (2,274)   (2,215)
Recoveries                                                   322       159
                                                         -------   --------
Balance, end of period                                   $15,233   $14,551
                                                        ========   ========


     During the first quarter of 2002, management made the decision to liquidate a portion of its under-performing single-family mortgage loans. On March 22, 2002, Coastal sold $10.8 million of these under-performing loans to a third party investor. Prior to the sale, Coastal wrote these loans down to fair value and recorded a charge-off to the allowance for loan losses of $761,000. In addition, as of March 31, 2002, Coastal wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category. The loans that were reclassified to the held for sale category were written down to fair value as of March 31, 2002 through a charge-off to the allowance for loan losses of $691,000. During the second quarter of 2002, a total of $3.1 million of these under-performing loans held for sale were sold to the same third party investor. As of June 30, 2002, Coastal had a total of $3.8 million loans held for sale remaining (net of second quarter activity including sales, payoffs, foreclosures and monthly principal payments received).

(5)     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

          On January 1, 2002, Coastal adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. Statement 141 also requires, upon adoption of Statement 142, that Coastal evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

     At January 1, 2002, Coastal had unamortized goodwill that was subject to the transition provisions of Statements 141 and 142 in the amount of $5.5 million. Amortization expense related to this goodwill was $154,000 for the quarter ended June 30, 2001, $306,000 for the six months ended June 30, 2001 and $618,000 for the year ended December 31, 2001. The remaining $16.3 million of goodwill at January 1, 2002 was reclassified to other intangible assets, as those amounts were originally recorded as goodwill pursuant to Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("Statement 72") and are not subject to the non-amortization provisions of Statement 142.

     At June 30, 2002 and December 31, 2001, other intangible assets amounted to $15.3 million and $16.3 million net of accumulated amortization of $12.8 million and $11.7 million, respectively. The estimated aggregate amortization expense on these other intangible assets for each of the five succeeding fiscal years is as follows (dollars in thousands):

Year ending December 31,
------------------------
2002                      $2,291
2003                       1,790
2004                       1,431
2005                       1,270
2006                       1,270


     In connection with the adoption of these statements, Coastal tested for impairment in accordance with the provisions of Statement 142 during the first quarter of 2002 and did not recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Pursuant to the transition provisions of Statement 142, presented below are as adjusted net income and earnings per share amounts to exclude the amortization expense (net of any tax effect) recognized in the period prior to the implementation related to the goodwill that is no longer being amortized (in thousands, except per share data).

                                                   Six Months Ended
                                                       June 30,
                                                      2002     2001
                                                    ------  -------
Net income:
As reported                                         $8,332  $11,170
Add back:  goodwill amortization                        --      306
                                                    ------  -------
As adjusted                                         $8,332  $11,476
                                                    ======  =======

Basic earnings per share:
As reported                                         $ 1.23  $  1.73
Add back:  goodwill amortization                        --     0.05
                                                    ------  -------
As adjusted                                         $ 1.23  $  1.78
                                                    ======  =======

Diluted earnings per share:
As reported                                         $ 1.17  $  1.64
Add back:  goodwill amortization                        --     0.05
                                                    ------  -------
As adjusted                                         $ 1.17  $  1.69
                                                    ======  =======


                                                   Three Months Ended
                                                        June 30,
                                                        2002    2001
                                                      ------  ------
Net income:
As reported                                           $4,599    $5,990
Add back:  goodwill amortization                          --       154
                                                    --------  --------
As adjusted                                           $4,599    $6,144
                                                    ========  ========

Basic earnings per share:
As reported                                           $ 0.70    $ 0.93
Add back:  goodwill amortization                          --      0.03
                                                    --------  --------
As adjusted                                           $ 0.70    $ 0.96
                                                    ========  ========

Diluted earnings per share:
As reported                                           $ 0.66    $ 0.89
Add back:  goodwill amortization                          --      0.03
                                                    --------  --------
As adjusted                                           $ 0.66    $ 0.92
                                                    ========  ========

(6)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at June 30, 2002 and December 31, 2001, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $249.1 million ($129.3 million from noninterest-bearing and $119.8 million from interest-bearing) at June 30, 2002 and $243.3 million ($113.0 million from noninterest-bearing and $130.3 million from interest-bearing) at December 31, 2001.


                                  Stated Rate                     June 30, 2002     December 31, 2001
                                ---------------                   ---------------   -----------------
Noninterest-bearing checking              0.00%                 $           42,550   $   47,712
Interest-bearing checking        0.50  -  1.00                              11,963       15,894
Savings accounts                 0.50  -  1.24                              47,518       45,234
Money market demand accounts     0.00  -  2.23                             529,434      505,789
                                                                -------------------  -----------
                                                                           631,465      614,629
                                                                -------------------  -----------
Certificate accounts            Less than 2.00                              53,021       29,707
                                 2.00  -  2.99                             437,939      171,523
                                 3.00  -  3.99                             266,270      263,006
                                 4.00  -  4.99                             198,545      356,314
                                 5.00  -  5.99                              50,391      155,949
                                 6.00  -  6.99                              12,944       68,979
                                 7.00  -  7.99                                 112          209
                                 8.00  -  8.99                                  72           70
                                                                -------------------  -----------
                                                                         1,019,294    1,045,757
                                                                -------------------  -----------
                                                                $        1,650,759   $1,660,386
                                                                ===================  ===========
Weighted average interest rate                                                2.44%        3.02%
                                                                ===================  ===========

     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at June 30, 2002 and December 31, 2001:

                                June 30, 2002                December 31, 2001
                                --------------               -----------------
Noninterest-bearing checking  $      171,865                     $160,738
Interest-bearing checking            131,797                      146,144
Money market demand accounts         280,285                      262,513

     The scheduled maturities of certificate accounts outstanding at June 30, 2002 were as follows (dollars in thousands):

                            June 30, 2002
                            --------------
   0 through 12 months      $      908,597
  13 through 24 months              47,450
  25 through 36 months              38,101
  37 through 48 months               4,562
  49 through 60 months              20,537
        Over 60 months                  47
                            --------------
                            $    1,019,294
                            ==============


(7)     ADVANCES  FROM  THE  FHLB

     The weighted average interest rates on advances from the FHLB at June 30, 2002 and December 31, 2001 were 3.18% and 3.46%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at June 30, 2002 are summarized as follows (dollars in thousands):

                                            Weighted Average
Due during the year ending December 31,        Interest Rate         Amount
---------------------------------------    -----------------        --------
2002                                                 2.68%          $195,717
2003                                                 3.62            133,644
2004                                                 2.57            139,741
2005                                                 3.48            109,558
2006                                                 5.65              7,808
2007                                                 6.66              1,191
2008                                                 5.52              2,256
2009                                                 8.02              3,665
2010                                                 6.73                987
2011                                                 6.55              1,287
2012                                                 5.76                292
2013                                                 5.75              7,612
2014                                                 5.45              2,931
2015                                                 6.67              1,677
2018                                                 5.05              1,480
                                                                    --------
                                                     3.18%          $609,846
                                                                    ========

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(8)     COMPANY OBLIGATED MANDATORILY REDEEMABLE 9.0% TRUST PREFERRED SECURITIES

     On June 18, 2002, Coastal, through Coastal Capital Trust I (a consolidated trust subsidiary) (the "Trust"), issued 2,000,000 in trust preferred securities ("Trust Preferred Securities") with a liquidation preference of $25 per security. The Trust Preferred Securities represent an interest in Bancorp's junior subordinated debentures, which were purchased by the Trust. The debentures have the same payment terms as the Trust Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 9.0% and are included in interest expense in the consolidated statements of income.

     The Trust Preferred Securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 30, 2032, at the option of Bancorp on or after June 30, 2007, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. Bancorp has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

     A portion of the proceeds from the issuance of the Trust Preferred Securities were used to repurchase 500,000 shares of common stock for $15.0 million from a director in June 2002. In addition, the proceeds were used on July 15, 2002, to redeem the Bank's 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAO) for $28.8 million. The remainder of the proceeds were used to contribute additional capital to the Bank.

(9)     SENIOR  NOTES  PAYABLE

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

(10)     DERIVATIVE  INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index, as well as interest rate cap agreements, as described below. Effective January 1, 2001, Coastal adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133.") Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. The interest rate swap and cap agreements held by Coastal on December 31, 2000 did not qualify for hedge accounting, therefore on implementation of Statement 133, Coastal recorded a transition adjustment to record these derivative instruments at fair value. On January 1, 2001, Coastal recorded a transition adjustment loss of $160,000, or $104,000 net of the tax effect, as the cumulative effect of the change in accounting for derivative instruments to record the fair value of Coastal's derivative instruments in the consolidated statements of income. For the six months ended June 30, 2002 and 2001, Coastal recorded an additional fair value loss on these derivative instruments of $24,000 and $443,000, respectively. The decrease in the fair value of derivatives during 2001 was primarily due to interest rate swap agreements, which were liquidated in June 2001. As of June 30, 2002 and December 31, 2001, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value pursuant to Statement 133.

     The interest rate cap agreements provide for applicable third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was $1,000 at June 30, 2002, which is the recorded book value of such agreements due to the implementation of Statement 133. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements was approximately $13,000 for the six months ended June 30, 2002 and 2001, respectively. No payments were made to Coastal under the interest rate cap agreements during the three months ended June 30, 2002 or 2001.

     Interest rate cap agreements outstanding at June 30, 2002 expire as follows (dollars in thousands):




Year of      Strike Rate    Notional
Expiration      Range        Amount
----------  --------------  ---------
2002         8.75 - 9.00%   $  16,600
2003         8.00 - 9.00      107,627
                            ---------
                            $ 124,227
                            =========



     Market risk, or the risk of loss due to movement in market prices or rates, is quantified by Coastal through a risk monitoring process of marking to market its assets and liabilities to expected market level changes in an instantaneous shock of plus and minus 200 basis points on a quarterly basis. This process discloses the effects on market values of the assets and liabilities, unrealized gains and losses, as well as potential changes in net interest income.

     Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the cap agreements and attempts to control this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

(11)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per common share ("EPS") for the six-and three-month periods ended June 30, 2002 and 2001 (dollars in thousands, except per share data):

                                                                     Six Months Ended
                                                                        June 30,
                                                                      2002         2001
                                                                -----------  -----------
Net income                                                      $    8,332   $   11,170
Preferred stock dividends                                           (1,254)      (1,254)
                                                                -----------  -----------
Net income available to common stockholders                     $    7,078   $    9,916
                                                                ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                       5,768,001    5,732,270
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                       269,078      299,472
                                                                -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                     6,037,079    6,031,742
                                                                ===========  ===========
Basic EPS                                                       $     1.23   $     1.73
                                                                ===========  ===========
Diluted EPS                                                     $     1.17   $     1.64
                                                                ===========  ===========


                                                                    Three Months Ended
                                                                         June 30,
                                                                        2002         2001
                                                                  -----------  -----------
Net income                                                        $    4,599   $    5,990
Preferred stock dividends                                               (627)        (627)
                                                                  -----------  -----------
Net income available to common stockholders                       $    3,972   $    5,363
                                                                  ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,715,222    5,748,708
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         269,214      310,298
                                                                  -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       5,984,436    6,059,006
                                                                  ===========  ===========
Basic EPS                                                         $     0.70   $     0.93
                                                                  ===========  ===========
Diluted EPS                                                       $     0.66   $     0.89
                                                                  ===========  ===========


     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of June 30, 2002 and 2001, Coastal had 2,545,959 and 2,000,000 common shares in treasury, respectively.

(12)     COASTAL  BANC  SSB  PREFERRED  STOCK

     On October 21, 1993, the Bank issued 1,150,000 shares of 9.0% Noncumulative Preferred Stock, no par value, Series A, at a price of $25 per share to the public ("Preferred Stock"). Dividends on the Preferred Stock were payable quarterly at the annual rate of $2.25 per share, when, as and if declared by the Board of Directors of the Bank. At any time on or after December 15, 1998, the Preferred Stock could be redeemed in whole or in part only at the Bank's option at $25 per share plus unpaid dividends (whether or not earned or declared) for the then current dividend period to (but not including) the date fixed for redemption.

     With a portion of the proceeds from the issuance of the Trust Preferred Securities, the Bank redeemed from the stockholders of record all of the 9.0% Series A Noncumulative Preferred Stock on July 15, 2002 (see note 8). The redemption price was $25.185 per share, which represented the stated value of the Preferred Stock, plus accrued and unpaid dividends.

(13)     STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At June 30, 2002, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):



                                                             Minimum For Capital          Well Capitalized
                                         Actual               Adequacy Purposes             Requirements
                                   ---------------------     ---------------------     --------------------
Capital Requirement                 Amount        Ratio        Amount       Ratio        Amount       Ratio
--------------------                ------       -------     ---------     --------    --------     -------
 Tier 1 (core)                      168,078        6.69%      $100,513       4.00%      $125,641      5.00%
 Tier 1 risk-based                  168,078        9.66         69,616       4.00        104,424      6.00
 Total risk-based                   183,311       10.53        139,232       8.00        174,040     10.00



     As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

(14)     COASTAL  BANCORP,  INC.  PREFERRED  STOCK

     On May 11, 1999, Bancorp issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, at a price of $25 per share to the public ("Bancorp Preferred Stock"). Dividends on the Bancorp Preferred Stock are payable quarterly at the annual rate of $2.28 per share. The Bancorp Preferred Stock is callable on May 15, 2003 at Bancorp's option. The $26.0 million net proceeds was used for repurchases in the open market of Bancorp's outstanding common stock and of Bancorp's outstanding 10% Senior Notes. Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal receives a tax benefit for dividends paid on the Bancorp Preferred Stock.

(15)     RECENT  ACCOUNTING  STANDARDS

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
          -------------------------------------------------------------------
            RESULTS  OF  OPERATIONS
            -----------------------

Financial  Condition
--------------------

     Total assets decreased 3.5% or $90.6 million from December 31, 2001 to June 30, 2002. The net decrease resulted primarily from decreases of $86.2 million, $41.1 million, $13.4 million and $7.5 million in mortgage-backed securities available-for-sale, other investment securities available-for-sale, federal funds sold and cash and cash equivalents, respectively. These decreases were somewhat offset by an increase of $55.3 million in loans receivable. There were also smaller changes in other asset categories. The decrease in mortgage-backed securities available-for-sale was due to significant prepayments received (35% on an annualized basis) resulting from a continuing low interest rate environment, which is encouraging refinancings of mortgage loans. The decrease in other investment securities available-for-sale was due to the maturity of one security during the period. The increase in loans receivable was due to loan purchases of $219.7 million, somewhat reduced by significant prepayments received on the single-family mortgage loan portfolio, the sale of $10.8 million of under-performing mortgage loans, the reclassification of $9.1 million of other under-performing loans to the held for sale category and decreases in other loan categories.

     Deposits decreased $9.6 million or 0.6% from December 31, 2001 to June 30, 2002 and advances from the FHLB decreased 11.7% or $81.0 million. In addition, during the six months ended June 30, 2002, Coastal redeemed the remaining Senior Notes payable outstanding of $43.9 million at par plus accrued interest and issued $50.0 million in Trust Preferred Securities through a consolidated trust subsidiary (see note 8 to the Consolidated Financial Statements). Coastal used part of the proceeds from the issuance of the Trust Preferred Securities to repurchase treasury stock. Stockholders' equity decreased 6.7% or $10.6 million from December 31, 2001 to June 30, 2002 primarily as a result of the repurchase of 547,800 shares of common stock at an average repurchase price of $30.00 per share. This decrease was only partially offset by the net increase in stockholders' equity due to net income, a $64,000 decrease in accumulated other comprehensive loss and dividends declared.

Results  of  Operations  for  the  Six  Months  Ended  June  30,  2002  and 2001
--------------------------------------------------------------------------------

General
-------

     For the six months ended June 30, 2002, net income was $8.3 million compared to $11.2 million for the six months ended June 30, 2001. The decrease was primarily due to a $6.3 million decrease in net interest income as a result of Coastal's overall smaller asset size, overall lower interest rates and higher than expected prepayments on Coastal's mortgage-backed securities available-for-sale and loans receivable (35% on an annualized basis for mortgage-backed securities and 40% for single-family mortgage loans). This decrease was somewhat offset by a $300,000 decrease in the provision for loan losses, a $657,000 increase in noninterest income (primarily due to the $443,000 fair value loss on derivative instruments recorded in 2001, compared to a $24,000 loss recorded during the first six months of 2002), a $639,000 decrease in noninterest expense, a $1.7 million decrease in the provision for Federal income taxes, and the $104,000 (net of tax) cumulative transition adjustment loss due to the change in accounting for derivative instruments recorded in 2001.

Interest  Income
----------------

     Due to Coastal's overall smaller asset size, the overall lower interest rate environment and higher than expected prepayments, interest income for the six months ended June 30, 2002 decreased $46.0 million or 39.5% from the six months ended June 30, 2001. The decrease was comprised of a $23.4 million decrease in interest income on loans receivable, a $22.0 million decrease in interest income on mortgage-backed securities and a $667,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $568.5 million and the average yield decreased 1.95% from 7.78% in 2001 to 5.83% in 2002. The $568.5 million decrease in average interest-earning assets consisted primarily of a $494.0 million decrease in the average balance of mortgage-backed securities and a $82.2 million decrease in the average balances of loans receivable. The decrease in average mortgage-backed securities was largely due to the sale of those securities in late November 2001. To strategically restructure a portion of its asset base to make it less vulnerable to market interest rate and price fluctuations, Coastal sold $844.9 million of mortgage-backed securities and purchased $512.3 million of primarily pass through securities at a premium. This transaction had the effect of shortening the duration of the mortgage-backed securities portfolio, thereby lessening the extension risk to Coastal.

     In addition to the reduction in Coastal's asset size due to the restructuring, during the first six months of 2002, due to the continuing low interest rate environment, Coastal experienced higher than expected principal repayments of $84.6 million (or 35% on an annualized basis) on its mortgage-backed securities portfolio and $154.5 million (or 40% on an annualized basis) on its single-family mortgage loan portfolio, which resulted in greater premium amortization on those assets that were purchased at a premium.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $32.1 million for the six months ended June 30, 2002, as compared to $71.9 million for the same period in 2001. The decrease in interest expense was again due to Coastal's overall smaller asset size and the lower overall interest rate environment. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 3.01% for 2002 from 5.23% for 2001 and average interest-bearing liabilities decreased $600.6 million. The 2.22% decrease in the average rate paid on interest-bearing liabilities was due to the 2.17% decrease in the rate paid on interest-bearing deposits, a 2.28% decrease in the rates paid on advances from the FHLB and 4.40% decrease in the rates paid on other borrowings. The decrease in average interest-bearing liabilities consisted primarily of a $57.6 million decrease in average interest-bearing deposits, a $299.2 million decrease in average advances from the FHLB and a $208.0 million decrease in the average balance of other borrowings. The large decrease in the average balances in FHLB advances and other borrowings was due primarily to Coastal's smaller asset size because of the restructuring mentioned previously, which permitted Coastal to reduce these borrowings. In addition, during the six months ended June 30, 2002, Coastal redeemed the remaining Senior Notes payable outstanding of $43.9 million at par plus accrued interest and issued $50.0 million in Trust Preferred Securities, through a consolidated trust subsidiary (see note 8 to the Consolidated Financial Statements).

Net  Interest  Income
---------------------

     Net interest income was $38.4 million for the six months ended June 30, 2002 and $44.7 million for the same period in 2001. As discussed above, the decrease was due to Coastal's overall smaller asset size and the overall lower interest rate environment. When comparing the two periods, average interest-earning assets decreased $568.5 million and average interest-bearing liabilities decreased $600.6 million due to the restructuring and the principal repayments discussed above. Net interest margin ("Margin") was 3.17% for the six months ended June 30, 2002 compared to 2.99% for the six months ended June 30, 2001. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.82% for the six months ended June 30, 2002 from 2.55% for the six months ended June 30, 2001. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the six months ended June 30, 2002 and 2001 were 3.04% and 2.82%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits.

Provision  for  Loan  Losses  and  the Allowance for Loan Losses - Critical
---------------------------------------------------------------------------
   Accounting  Policy
   --- --------------

     The provision for loan losses was $1.8 million for the six months ended June 30, 2002 and $2.1 million for the six months ended June 30, 2001. At June 30, 2002, Coastal had nonperforming loans totaling $13.8 million, which is a decrease of $10.9 million, or 44%, when compared to December 31, 2001. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The decrease in nonperforming loans is mainly due to Coastal's decision to liquidate a portion of its under-performing single-family mortgage loans during the first quarter of 2002. On March 22, 2002, Coastal sold $10.8 million of these under-performing loans to a third party investor. Prior to the sale, Coastal wrote these loans to fair value and recorded a charge-off to the allowance for loan losses of $761,000.

     In addition, as of March 31, 2002, Coastal also wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category. The loans that were reclassified to the held for sale category were written down to fair value through a charge-off to the allowance for loan losses of $691,000. During the second quarter of 2002, a total of $3.1 million of these loans held for sale were sold. As of June 30, 2002, Coastal had $3.8 million loans held for sale remaining (net of second quarter activity including, sales, payoffs, foreclosures and monthly principal payments received).

     The ratio of nonperforming assets to total assets was 0.73% at June 30, 2002, compared to 1.13% as of December 31, 2001. At June 30, 2002, the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 128.3% compared to 62.3% at December 31, 2001.

     Although no assurance can be given, management believes that the allowance for loan losses at June 30, 2002 is adequate considering the size and the changing composition of the loans receivable portfolio, historical and peer group loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and the resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     For the six months ended June 30, 2002, noninterest income increased $657,000 to $5.5 million, compared to $4.8 million for the six months ended June 30, 2001. The increase in noninterest income was primarily due to the $512,000 increase in service charges on deposits accounts, the effect of the fair value loss on derivative instruments of $443,000 recorded during the six months ended June 30, 2001 pursuant to Statement 133 (compared to a $24,000 loss in 2002), in addition to a $209,000 increase in the gain on the sale of real estate when comparing the two periods. These increases were somewhat offset by a $505,000 decrease in other noninterest income, due primarily to $300,000 in insurance proceeds received in 2001 for the reimbursement of certain deposit losses incurred in prior years and a $90,000 decrease in the gain on the sale of loans held for sale. The increase in service charges on deposit accounts was due to Coastal's continuing focus on increasing transaction type accounts and the related fee income. The fair value loss recorded during the six months ended June 30, 2001 was primarily attributable to Coastal's interest rate swap positions, which were liquidated in June 2001. As of June 30, 2002, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value on Coastal's consolidated statement of financial condition.

Noninterest  Expense
--------------------

     For the six months ended June 30, 2002, noninterest expense decreased $639,000 from the six months ended June 30, 2001. The $639,000 decrease in noninterest expense was primarily due to decreases of $865,000, $316,00, $296,000 and $38,000 in data processing, the amortization of goodwill and other intangible assets, office occupancy and other noninterest income, respectively, partially offset by a $647,000 increase in compensation, payroll taxes and other benefit, a $135,000 increase in advertising and a $94,000 increase in postage and delivery expenses. The decrease in data processing expense was due to the conversion to a new mortgage loan data processing system in the second quarter of 2001, the conversion of the Valley Region branches to Coastal's primary deposit and loan data processing system during the third quarter of 2001 and the item processing functions brought in-house during the third quarter of 2001. The decrease in the amortization of goodwill and other intangible assets was due to the implementation of FASB Statements 141 and 142 on January 1, 2002 (see note 5 to the Consolidated Financial Statements). The decrease in office occupancy was primarily due to certain assets becoming fully depreciated during 2001. The increase in compensation, payroll taxes and other benefits was due to normal merit increases for existing staff, in addition to the staff increases for the item processing functions brought in-house during the third quarter of 2001 and additional personnel needed to continue Coastal's focus on commercial banking products and lending, including Coastal Banc Capital Corp. staff. The increase in advertising and postage and delivery expenses were primarily due to Coastal's continued focus on commercial banking products and lending.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the six months ended June 30, 2002 was $3.9 million compared to $5.6 million for the six months ended June 30, 2001. The decrease was due to the decreased income before provision for federal income taxes, minority interest and cumulative effect of accounting change in 2001, with the effective tax rate for the periods being approximately 29% for six months ended June 30, 2002 and 31% for the same period in 2001. The decrease in the effective tax rate when comparing the two periods is due to the elimination of the goodwill amortization.

Results  of  Operations  for  the  Three  Months  Ended  June  30, 2002 and 2001
--------------------------------------------------------------------------------

General
-------

     For the three months ended June 30, 2002, net income was $4.6 million compared to $6.0 million for the three months ended June 30, 2001. The decrease was primarily due to a $2.7 million decrease in net interest income, as a result of Coastal's overall smaller asset size, overall lower interest rates and higher than expected principal repayments on Coastal's mortgage-backed securities available-for-sale and loans receivable (35% on an annualized basis for mortgage-backed securities and 40% for single-family mortgage loans). This decrease was somewhat offset by a $300,000 decrease in the provision for loan losses, a $207,000 decrease in noninterest expense and a $823,000 decrease in the provision for Federal income taxes. In addition, noninterest income decreased slightly by $30,000.

Interest  Income
----------------

     As noted previously, due to Coastal's overall smaller asset size, the overall lower interest rate environment and higher than expected principal repayments, interest income for the three months ended June 30, 2002 decreased $21.2 million or 37.6% from the three months ended June 30, 2001. The decrease was comprised of a $10.3 million decrease in interest income on loans receivable, a $10.7 million decrease in interest income on mortgage-backed securities and a $236,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $557.3 million and the average yield decreased 1.76% from 7.52% in 2001 to 5.76% in 2002. The $557.3 million decrease in average interest-earning assets consisted primarily of a $507.2 million decrease in the average balance of mortgage-backed securities and a $51.8 million decrease in the average balances of loans receivable. The decrease in average mortgage-backed securities was largely due to the restructuring discussed previously.

     In addition to the reduction in Coastal's asset size due to the restructuring, during the three months ended June 30, 2002, due to the continuing low interest rate environment, Coastal experienced higher than expected principal repayments of $39.9 million (or 35% on an annualized basis) on its mortgage-backed securities portfolio and $75.8 million (or 40% on an annualized basis) on its single-family mortgage loan portfolio, which resulted in greater premium amortization on those assets that were purchased at a premium.

Interest  Expense
-----------------

     Interest expense on interest-bearing liabilities was $15.5 million for the three months ended June 30, 2002, as compared to $34.0 million for the same period in 2001. As discussed previously, the decrease in interest expense was due to Coastal's overall smaller asset size and the lower overall interest rate environment. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.87% for 2002 from 4.94% for 2001 and average interest-bearing liabilities decreased $587.6 million. The 2.07% decrease in the average rate paid on interest-bearing liabilities was due to the 2.19% decrease in the rate paid on interest-bearing deposits, a 1.88% decrease in the rates paid on advances from the FHLB and a 4.38% decrease in the rates paid on other borrowings. The decrease in average interest-bearing liabilities consisted primarily of a $63.7 million decrease in average interest-bearing deposits, a $70.5 million decrease in average advances from the FHLB, a $413.7 million decrease in the average balance of other borrowings and a $46.9 million decrease in the average balance of Senior Notes payable. The large decrease in the average balances in FHLB advances and other borrowings was due primarily to Coastal's repayment of such borrowings as a part of the restructuring done in late 2001. The decrease in the balance of the Senior Notes payable was due to their redemption during the first quarter of 2002. During the second quarter of 2002, Coastal issued $50.0 million in Trust Preferred Securities through a consolidated trust subsidiary (see note 8 to the Consolidated Financial Statements).

Net  Interest  Income
---------------------

     Net interest income was $19.7 million for the three months ended June 30, 2002 and $22.4 million for the same period in 2001. As discussed above, the decrease was due to Coastal's overall smaller asset size and the overall lower interest rate environment. When comparing the two periods, average interest-earning assets decreased $557.3 million and average interest-bearing liabilities decreased $587.6 million due to the restructuring and the prepayments discussed above. Net interest margin ("Margin") was 3.23% for the three months ended June 30, 2002 compared to 2.99% for the three months ended June 30, 2001. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.89% for the three months ended June 30, 2002 from 2.58% for the three months ended June 30, 2001. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended June 30, 2002 and 2001 were 3.10% and 2.84%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits.

Provision  for  Loan  Losses  and  the Allowance for Loan Losses - Critical
---------------------------------------------------------------------------
   Accounting  Policy
   ------------------

     The provision for loan losses was $900,000 for the three months ended June 30, 2002 compared to $1.2 million for the three months ended June 30, 2001. At June 30, 2002, Coastal had nonperforming loans totaling $13.8 million, which is a decrease of $10.9 million, or 44%, when compared to December 31, 2001. See previous discussion under "Results of Operations for the Six Months Ended June 30, 2002 and 2001 - Provision for Loan Losses and the Allowance for Loan Losses."

     Although no assurance can be given, management believes that the allowance for loan losses at June 30, 2002 is adequate considering the size and the changing composition of the loans receivable portfolio, historical and peer group loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and the resulting allowance for loan losses are necessary.

Noninterest  Income
-------------------

     Noninterest income decreased slightly by $30,000 for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. This decrease was comprised of a $348,000 decrease in other noninterest income, a $121,000 decrease in the fair value gain on derivative instruments (interest rate swap and cap agreements) and a $45,000 decrease in loan fees. These decreases were substantially offset by the $278,000 increase in service charges on deposit accounts and a $206,000 increase in the gain on sale of real estate owned. The decrease in other noninterest income was primarily due to $300,000 in insurance proceeds received in 2001 for reimbursement of certain deposit account losses incurred in prior years. The fair value gain recorded during the quarter ended June 30, 2001 was primarily attributable to Coastal's interest rate swap positions, which were liquidated in June 2001. As of June 30, 2002, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value on Coastal's consolidated statement of financial condition. The increase in service charges on deposit accounts was due to Coastal's continuing focus on increasing transaction type accounts and the related fee income.

Noninterest  Expense
--------------------

     For the three months ended June 30, 2002, noninterest expense decreased $207,000 from the three months ended June 30, 2001. The $207,000 decrease in noninterest expense was primarily due to decreases of $434,000, $148,000 and $200,000 in data processing, the amortization of goodwill and other intangible assets and office occupancy, respectively, partially offset by a $384,000 increase in compensation, payroll taxes and other benefits, a $62,000 increase in advertising, a $16,000 increase in postage and delivery expenses, in addition to a $113,000 increase in other noninterest expense. The decrease in data processing expense was due to the conversion to a new mortgage loan data processing system in the second quarter of 2001, the conversion of the Valley Region branches to Coastal's primary deposit and loan data processing system during the third quarter of 2001 and the item processing functions brought in-house during the third quarter of 2001. The decrease in the amortization of goodwill and other intangible assets was due to the implementation of FASB Statements 141 and 142 on January 1, 2002 (see note 5 to the Consolidated Financial Statements). The decrease in office occupancy was primarily due to certain assets becoming fully depreciated during 2001. The increase in compensation, payroll taxes and other benefits was due to normal merit increases for existing staff, in addition to the staff increases for the item processing functions brought in-house during the third quarter of 2001 and additional personnel needed to continue Coastal's focus on commercial banking products and lending, including Coastal Banc Capital Corp. staff. The increase in advertising and postage and delivery expenses were primarily due to Coastal's continued focus on commercial banking products and lending. The increase in other noninterest expense was due to smaller changes in various categories of expenses.

Provision  for  Federal  Income  Taxes
--------------------------------------

     The provision for Federal income taxes for the three months ended June 30, 2002 was $2.2 million compared to $3.0 million for the three months ended June 30, 2001. The decrease was due to the decreased income before provision for Federal income taxes and minority interest in 2001, with the effective tax rate for the periods being approximately 29% for three months ended June 30, 2002 and 31% for the same period in 2001. The decrease in the effective tax rate when comparing the two periods is due to the elimination of the goodwill amortization.

Liquidity  and  Capital  Resources
----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis, in addition to purchasing treasury stock. At June 30, 2002, Coastal had binding commitments to originate or purchase loans totaling approximately $24.5 million and had $181.6 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2002 totaled $908.6 million at June 30, 2002. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of June 30, 2002, Coastal operated 49 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Management's overall goal is to continue to improve the asset/liability composition of Coastal's balance sheet to be less vulnerable to market interest rate fluctuations.

Forward-Looking  Information
----------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to changes in market rates of interest, changes in our loan portfolio, including the risks associated with our non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, commercial construction and warehouse loans), the possibility that Coastal's allowance for loan losses proves to be inadequate, Coastal's ability to attract core deposits, the concentration of Coastal's loan portfolio in Texas and California to the extent that the economies of those states experience problems, Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in business strategies, changes in general economic and business conditions and changes in the laws and regulations applicable to Coastal; and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 26, 2002, and a filed in Exhibit 99.3, attached hereto.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 2001. Coastal's principal market risk exposure is to interest rates. See note 10 of the Notes to Consolidated Financial Statements.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at June 30, 2002 are without merit, or will be covered by insurance, any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

On April 25, 2002, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the "Company"), the stockholders voted upon and approved the election of one director and the ratification of the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.

With  respect  to  such  matters,  the  results  of  the  votes were as follows:
  1)     Election  of  director:
                                              Number  of  Votes
                                              -----------------
                                             In  favor   Withheld
                                             ---------   --------
     Robert  E.  Johnson,  Jr.               5,189,151     78,405

  2) Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002:
     Number  of  votes  in  favor:               5,212,756
     Number  of  votes  against:                    52,050
     Number  of  votes  abstaining                   2,750

Item  5.     Other  Information
             ------------------

             Not  applicable.

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

     Reports  on  Form  8-K.
1) Form 8-K filed with the SEC on April 26, 2002 concerning the announcement that the Company. had entered into a transaction that would complete its previously authorized stock repurchase plan, by repurchasing 500,000 shares from a director for $30.00 per share.

2) Form 8-K filed with the SEC on June 6, 2002 concerning the announcement that the Board of Directors of Coastal Banc ssb (the "Bank") had voted to redeem all of the issued and outstanding shares of the Bank's 9.0% Noncumulative Preferred Stock, Series A (Nasdaq:CBSAP), subject to certain regulatory approvals.

Exhibits.
99.1 Certification of the Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Certification  of  the  Chief  Financial  Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3     Statement  of Factors Under Private Securities Litigation Reform Act of
1995.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     8/13/02                                   By     /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                                       Chief  Executive  Officer








Dated:     8/13/02                              By     /s/  Catherine  N. Wylie
           -------                                     ------------------------
                                                           Catherine  N.  Wylie
                                                      Chief  Financial  Officer

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Coastal Bancorp, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002 (the "Report"), I Manuel
J. Mehos, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     8/13/02                                   By     /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                             Chairman  of  the  Board  and Chief
                                                              Executive  Officer

                                  EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Coastal Bancorp, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on August 13, 2002 (the "Report"), I Catherine N. Wylie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     8/13/02                             By     /s/  Catherine  N. Wylie
           -------                                    ------------------------
                                                          Catherine  N.  Wylie
                                                     Chief  Financial  Officer

                                  EXHIBIT 99.3


   STATEMENT OF FACTORS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, Coastal Bancorp, Inc. ("Coastal" or "we," "us," "our" and other terms referring to Coastal Bancorp, Inc. and Coastal Banc ssb) has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give Coastal's current expectations or forecasts of future events, circumstances or results. Our disclosure in this report, including in the Section entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), contains forward-looking statements. We also may make forward-looking statements in its other documents filed with the Securities and Exchange Commission (the "SEC") and in other written materials. In addition, Coastal's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of Coastal speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in our Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements, by their nature, are subject to risks and uncertainties. Coastal's actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause our future financial performance to vary from that described in our forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that we believe could cause our actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in Coastal's reports to the SEC also could adversely affect our results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

WE  ARE  VULNERABLE  TO  CHANGES  IN  INTEREST  RATES.

     Our ability to make a profit, like that of most financial institutions, substantially depends upon our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. Additionally, some of our assets, such as adjustable rate mortgages, have features, including payment and rate caps, which restrict changes in their interest rates.

     Factors such as inflation, recession, unemployment, money supply, acts of terrorism, international disorders, instability in domestic and foreign financial markets, and other factors beyond our control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although we pursue an asset-liability management strategy designed to manage our risk resulting from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

OUR EXPOSURE TO CREDIT RISK WILL INCREASE AS WE INCREASE OUR COMMERCIAL BANKING ACTIVITIES.

     As we increase our focus on commercial business banking and attempt to increase our net interest margin, a gradual increase in our consolidated credit risk is likely to occur. One of our main strategies is to replace lower-yielding first lien single-family residential mortgage loans and mortgage-backed securities with commercial and consumer loans. Generally, commercial loans (including commercial and multi-family real estate loans) are considered to be riskier than first lien, single-family residential loans because they have larger balances to a single borrower or group of related borrowers and because their repayment generally relies on the success of the borrowing enterprise. In addition, consumer loans are usually secured by depreciating assets (such as cars and boats) and collections are dependent on the borrower's continuing financial stability, which is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Accordingly, we expect higher loan losses on this type of lending. If we have to provide for loan losses that are higher than our historical experience, our results of operations and financial condition could be adversely affected.

OUR ALLOWANCE FOR LOAN LOSSES MAY BE INADEQUATE TO COVER LOSSES ACTUALLY INCURRED, WHICH COULD AFFECT OUR ABILITY TO MAKE PAYMENTS ON THE DEBENTURES.

     We maintain an allowance for loan losses in an amount management believe is sufficient to provide for known and inherent risks in our loan portfolio. If we incur actual losses on our loans in excess of our allowance for loan losses, our profitability may be adversely affected and we may be unable to make payments on the debentures.

THE CONCENTRATION OF OUR LOAN PORTFOLIO IN TEXAS AND CALIFORNIA SUBJECTS US TO RISK TO THE EXTENT THE CALIFORNIA AND TEXAS ECONOMIES EXPERIENCE PROBLEMS.

     A substantial portion of the loans we originate and purchase are secured by properties located in Texas and California or are made to businesses which operate in those states. As a result, the number of borrowers unable to repay their loans may be affected by changes in those economic conditions.

The Texas economy has been historically sensitive to business cycles, particularly those in the oil and gas industry. Unfavorable economic conditions in Texas could significantly increase the number of borrowers which are unable to pay their loans on a timely basis and cause a decline in the value of the properties securing our loans which could have an adverse effect on our results of operations and financial condition.

 The California economy had a slowdown in 2001 due to its current energy crisis. The expected hike in energy rates could impede growth by reducing business investment and consumer spending within the state. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the energy crisis and the decline in the technology sector. If economic conditions in California continue to decline, we expect that our level of problem assets could increase accordingly.

WE  MAY  FAIL  TO  IDENTIFY  OR  CONSUMMATE  ADDITIONAL  ACQUISITIONS.

     Our business strategy has historically relied, in part, upon our ability to obtain low cost deposits, expand into new markets and enhance our presence in existing markets by identifying and acquiring branches of other financial institutions or whole banks that meet our acquisition criteria. In pursuing these opportunities, we compete with other financial institutions with similar acquisition strategies, many of which are larger than we are and have greater financial and other resources than we have. We will compete for potential acquisitions based on a number of factors, including price, terms and conditions, size, access to capital and our ability to offer cash, stock or other forms of consideration. We cannot assure investors that we will be able to identify suitable acquisition candidates or, once a suitable acquisition candidate is identified, that we will be able to consummate the acquisition on terms and conditions acceptable to us.

WE  MAY  FAIL  TO  INTEGRATE  OUR  ACQUISITIONS  SUCCESSFULLY.

     We have grown through the acquisition of branches of other financial institutions or of whole banks. To a certain extent, our success is tied to our ability to integrate the operations, management, products and services of the entities we acquire. After each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we must install and standardize adequate operational and control systems, deploy or modify certain equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our operating results may be adversely affected if we fail to properly integrate companies we acquire.

COMPETITION WITH OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT OUR PROFITABILITY.

     We face substantial competition in purchasing and originating loans and in attracting deposits. This competition in purchasing and originating loans comes principally from banks, other savings institutions, mortgage banking companies and other lenders and purchasers of loans. Many of our competitors enjoy competitive advantages including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives and lower origination and operating costs. This competition could result in a decrease in loans originated or purchased by us that could adversely affect our results of operations, and financial condition.

     In attracting deposits, we compete with insured depository institutions such as savings institutions, credit unions and banks, as well as institutions offering uninsured investment alternatives including money market funds. These competitors may offer higher interest rates than we do, which could result in either our attracting fewer deposits or in our being required to increase our rates in order to attract deposits. Increased deposit competition could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations, thereby adversely affecting our results of operations and financial condition.

CHANGES  IN  STATUTES  AND  REGULATIONS  COULD  ADVERSELY  AFFECT  US.

     We are subject to extensive regulation and supervision by federal and state authorities. Such supervision and regulation establish a comprehensive framework of activities in which an institution may engage, and are intended primarily for the protection of the federal deposit insurance fund and our depositors. This regulatory structure also provides our regulators with significant discretion in the performance of their supervisory and enforcement duties. Any change in such regulation, whether by our regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Texas legislature, could have a substantial impact on our operations and us. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our operations.