Form 10-Q
period 2002-09-30
COASTAL BANCORP INC
filed 2002-11-14
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  September  30,  2002

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

                                  YES     X NO
                                     ------   -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          COMMON STOCK OUTSTANDING:  5,155,438  AS OF NOVEMBER 1, 2002

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------




Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at September 30, 2002
        and December 31, 2001                                                      1

        Consolidated Statements of Income for the Nine-Month Periods Ended
        September 30, 2002 and 2001                                                2

        Consolidated Statements of Income for the Three-Month Periods Ended
        September 30, 2002 and 2001                                                3

        Consolidated Statements of Comprehensive Income for the Nine-Month and
        Three-Month Periods Ended September 30, 2002 and 2001                      4

        Consolidated Statements of Cash Flows for the Nine-Month Periods
        Ended September 30, 2002 and 2001                                          5

        Notes to Consolidated Financial Statements                                 7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             19

Item 3  Quantitative and Qualitative Disclosures About Market Risk                26

Item 4  Controls and Procedures                                                   26






PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    27
Item 2  Changes in Securities and Use of Proceeds            27
Item 3  Default upon Senior Securities                       27
Item 4  Submission of Matters to a Vote of Security Holders  27
Item 5  Other Information                                    27
Item 6  Exhibits and Reports on Form 8-K                     28




SIGNATURES

CERTIFICATIONS

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                    COASTAL BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       September 30,            December 31,
ASSETS                                                                    2002                     2001
------------------------------------------------------               --------------            ------------
                                                                       (Unaudited)
Cash and cash equivalents                                            $       40,822                $   41,537
Federal funds sold                                                              750                    16,710
Loans receivable held for sale (note 4)                                       3,163                        --
Loans receivable (note 4)                                                 1,966,119                 1,863,601
Mortgage-backed securities available-for-sale (note 3)                      468,407                   514,068
Other securities available-for-sale                                           1,758                    42,827
Accrued interest receivable                                                  11,344                    13,243
Property and equipment                                                       27,501                    27,461
Stock in the Federal Home Loan Bank of Dallas (FHLB)                         40,937                    40,032
Goodwill (note 5)                                                            21,811                    21,811
Prepaid expenses and other assets                                            16,665                    16,601
                                                                     --------------                ----------
                                                                     $    2,599,277                $2,597,891
                                                                     ==============                ==========




LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------
Liabilities:
 Deposits (note 6)                                                 $1,643,681   $1,660,386
 Advances from the FHLB (note 7)                                      732,783      690,877
 Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I (note 8)                      50,000           --
 Senior notes payable, net (note 9)                                        --       43,875
 Advances from borrowers for taxes and insurance                       10,368        4,259
 Other liabilities and accrued expenses                                14,860       12,310
                                                                    ---------    ----------
     Total liabilities                                              2,451,692    2,411,707
                                                                    ---------    ----------

Minority interest - 9.0% noncumulative preferred stock of
 Coastal Banc ssb (note 12)                                                --       28,750

Commitments and contingencies (notes 4 and 10)

Stockholders' equity (notes 1, 3, 11, 13 and 14):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                         27,500       27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,852,650 shares issued and 5,145,803 shares
   outstanding at September 30, 2002; 7,835,178 shares issued
   and 5,835,178 shares outstanding at December 31, 2001                   79           78
 Additional paid-in capital                                            35,507       35,366
 Retained earnings                                                    136,924      127,425
 Accumulated other comprehensive income (loss) -
   Unrealized gain (loss) on securities available-for-sale                 36       (1,590)
 Treasury stock at cost (2,706,847, shares in 2002 and 2,000,000
   shares in 2001)                                                    (52,461)     (31,345)
                                                                   -----------  -----------
     Total stockholders' equity                                       147,585      157,434
                                                                   -----------  -----------
                                                                   $2,599,277   $2,597,891
                                                                   ===========  ===========



See  accompanying  Notes  to  Consolidated  Financial  Statements.

                                              COASTAL BANCORP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                        -------------------
                                                                                                       2002            2001
                                                                                                   ------------   -------------
                                                                                                           (Unaudited)
Interest income:
 Loans receivable                                                                                 $   90,357         $121,828
 Mortgage-backed securities                                                                           13,060           43,646
 FHLB stock, federal funds sold and other interest-earning assets                                      1,203            1,964
                                                                                                   ---------         ---------
                                                                                                     104,620          167,438
                                                                                                   ---------         ---------
Interest expense:
 Deposits                                                                                             30,859           56,090
 Advances from the FHLB                                                                               15,303           32,710
 Other borrowed money                                                                                     --            8,916
 Senior notes payable                                                                                    378            3,490
 Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I                                                               1,275               --
                                                                                                   ---------         ---------
                                                                                                      47,815          101,206
                                                                                                   ---------         ---------
   Net interest income                                                                                56,805           66,232
Provision for loan losses                                                                              2,700            3,000
                                                                                                   ---------         ---------
   Net interest income after provision for loan losses                                                54,105           63,232
                                                                                                   ---------         ---------
Noninterest income:
 Service charges on deposit accounts                                                                   6,732            5,656
 Loan fees                                                                                               888              940
 Loss on derivative instruments                                                                          (18)            (450)
 Gain on sale of real estate owned                                                                       207              841
 Other                                                                                                   708            1,296
                                                                                                   ---------         ---------
                                                                                                       8,517            8,283
                                                                                                   ---------         ---------
Noninterest expense:
 Compensation, payroll taxes and other benefits                                                       23,821           22,925
 Office occupancy                                                                                      7,629            8,206
 Data processing                                                                                       1,235            2,531
 Amortization of goodwill (note 5)                                                                        --            2,098
 Advertising                                                                                           1,396            1,072
 Postage and delivery                                                                                  1,206            1,078
 Other                                                                                                 6,128            6,249
                                                                                                   ---------         ---------
                                                                                                      41,415           44,159
                                                                                                   ---------         ---------
       Income before provision for Federal income taxes, minority
         interest and cumulative effect of accounting change                                          21,207           27,356
Provision for Federal income taxes                                                                     6,289            8,442
                                                                                                   ---------         ---------
       Income before minority interest and cumulative effect of
         accounting change                                                                            14,918           18,914
Minority interest - preferred stock dividends of Coastal Banc ssb                                      1,507            1,941
                                                                                                   ---------         ---------
       Income before cumulative effect of accounting change                                           13,411           16,973
Cumulative effect of change in accounting for derivative instruments,  net of tax (note 10)               --             (104)
                                                                                                   ---------         ---------
   Net income                                                                                     $   13,411         $ 16,869
                                                                                                   =========         =========
   Net income available to common stockholders                                                    $   11,530         $ 14,988
                                                                                                   =========         =========
Basic earnings per share before cumulative effect of accounting change                            $     2.06         $   2.62
                                                                                                   =========         =========
Basic earnings per share (notes 5 and 11)                                                         $     2.06         $   2.60
                                                                                                   =========         =========
Diluted earnings per share before cumulative effect of accounting change                          $     1.97         $   2.49
                                                                                                   =========         =========
Diluted earnings per share (notes 5 and 11)                                                       $    1.97          $   2.47
                                                                                                   =========         =========


See  accompanying  Notes  to  Consolidated  Financial  Statements.



                              COASTAL BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                            September 30,
                                                                         --------------------
                                                                            2002           2001
                                                                        -----------   ------------
                                                                                (Unaudited)

Interest income:
 Loans receivable                                                         $      29,649   $37,749
 Mortgage-backed securities                                                       4,034    12,659
 FHLB stock, federal funds sold and other interest-earning assets                   348       442
                                                                            -----------   --------
                                                                                 34,031    50,850
                                                                            -----------   --------
Interest expense:
 Deposits                                                                         9,616    17,108
 Advances from the FHLB                                                           4,944     6,750
 Other borrowed money                                                                --     4,338
 Senior notes payable                                                                --     1,145
 Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I                                          1,112        --
                                                                            -----------   --------
                                                                                 15,672    29,341
                                                                            -----------   --------

   Net interest income                                                           18,359    21,509
Provision for loan losses                                                           900       900
                                                                            -----------   --------
   Net interest income after provision for loan losses                           17,459    20,609
                                                                            -----------   --------
Noninterest income:
 Service charges on deposit accounts                                              2,599     2,035
 Loan fees                                                                          266       340
 Gain (loss) on derivative instruments                                                6        (7)
 Gain (loss)  on sale of real estate owned                                          (33)      810
 Other                                                                              216       299
                                                                            -----------   --------
                                                                                  3,054     3,477
                                                                            -----------   --------
Noninterest expense:
 Compensation, payroll taxes and other benefits                                   7,968     7,719
 Office occupancy                                                                 2,408     2,689
 Data processing                                                                    413       844
 Amortization of goodwill (note 5)                                                   --       701
 Advertising                                                                        546       357
 Postage and delivery                                                               411       377
 Other                                                                            2,134     2,217
                                                                            -----------   --------
                                                                                 13,880    14,904
                                                                            -----------   --------
       Income before provision for Federal income taxes and
         minority interest                                                        6,633     9,182
Provision for Federal income taxes                                                2,045     2,836
                                                                            -----------   --------
     Income before minority interest                                              4,588     6,346
Minority interest - preferred stock dividends of Coastal Banc ssb                   213       647
                                                                            -----------   --------
     Net income                                                            $      4,375   $ 5,699
                                                                             ===========  ========
     Net income available to common stockholders                           $      3,748   $ 5,072
                                                                             ===========  ========
Basic earnings per share (notes 5 and 11)                                  $       0.72   $  0.88
                                                                             ===========  ========
Diluted earnings per share (notes 5 and 11)                                $       0.68   $  0.83
                                                                             ===========  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements.



                         COASTAL BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (IN THOUSANDS)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                2002             2001
                                                             ---------       ----------
                                                                     (Unaudited)
Net income                                                $      13,411         $16,869
Other comprehensive income, net of tax:
 Unrealized holding gains on securities available-for-sale
 arising during period                                            1,626           1,569
                                                          -------------         -------
Total comprehensive income                                $      15,037         $18,438
                                                          =============         ========




                                                                Three Months Ended
                                                                   September 30,
                                                                --------------------
                                                                 2002           2001
                                                            -----------       ---------
                                                                     (Unaudited)
Net income                                               $        4,375         $5,699
Other comprehensive income, net of tax:
 Unrealized holding gains on securities available-for-sale
 arising during period                                            1,562             26
                                                           ------------       --------
Total comprehensive income                                $       5,937         $5,725
                                                           ============       ========




See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             -------------------
                                                                              2002             2001
                                                                          ----------------  ----------
                                                                                    (Unaudited)

Cash flows from operating activities:
 Net income                                                                $       13,411   $  16,869
 Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
 Depreciation and amortization of property and equipment
   and prepaid expenses and other assets                                            6,476       6,229
 Net premium amortization (discount accretion)                                      3,558      (2,230)
 Provision for loan losses                                                          2,700       3,000
 Amortization of goodwill                                                              --       2,098
 Originations and purchases of mortgage loans held for sale                        (8,592)    (20,550)
 Sales of mortgage loans for held for sale                                         11,758      20,723
 Stock dividends from the FHLB                                                       (905)     (1,658)
 Loss on derivative instruments                                                        18         610
 Decrease (increase) in:
   Accrued interest receivable                                                      1,899       3,354
   Other, net                                                                       4,025     (29,085)
                                                                                ---------    ---------
   Net cash provided (used) by operating activities                                34,348        (640)
                                                                                ---------    ---------
Cash flows from investing activities:
 Net decrease (increase) in federal funds sold                                     15,960      (4,111)
 Purchase of mortgage-backed securities available-for-sale                        (70,138)         --
 Purchase of other securities available-for-sale                                     (243)         --
 Principal repayments on mortgage-backed securities held-to-maturity                   --      73,725
 Principal repayments on mortgage-backed securities
   available-for-sale                                                             115,898       8,773
 Proceeds from maturity of U.S. Treasury securities held-to-maturity                   --         100
 Proceeds from maturity of other securities available-for-sale                     41,000          --
 Purchases of loans receivable                                                   (387,843)   (199,699)
 Sales of loans receivable                                                         10,111          --
 Net decrease in loans receivable                                                 261,129     177,640
 Purchases of property and equipment, net                                          (2,861)     (2,125)
 Purchases of FHLB stock                                                               --      (3,986)
 Proceeds from sales of FHLB stock                                                     --      28,431
                                                                                ---------    ---------
   Net cash provided (used) by investing activities                               (16,987)     78,748
                                                                                ---------    ---------


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             -------------------
                                                                              2002              2001
                                                                       -------------------  ------------
                                                                                    (Unaudited)
Cash flows from financing activities:
 Net increase (decrease) in deposits                                   $          (16,705)  $     2,742
 Securities sold under agreements to repurchase and federal funds
   Purchased                                                                           --     2,514,648
 Purchases of securities sold under agreements to repurchase and
   federal funds purchased                                                             --    (2,092,086)
 Advances from the FHLB                                                        15,601,400     7,662,279
 Principal payments on advances from the FHLB                                 (15,559,494)   (8,203,922)
 Proceeds from issuance of 9.0% trust preferred securities                         48,125            --
 Redemption or repurchase of senior notes payable                                 (43,875)       (3,000)
 Redemption of Coastal Banc ssb 9.0% noncumulative preferred
   Stock                                                                          (28,750)           --
 Net increase in advances from borrowers for taxes and insurance                    6,109         8,587
 Exercise of stock options for purchase of common stock, net                          105         1,965
 Purchase of treasury stock                                                       (21,162)           --
 Issuance of treasury shares                                                           83            --
 Dividends paid                                                                    (3,912)       (3,845)
                                                                       -------------------  ------------
   Net cash provided (used) by financing activities                               (18,076)     (112,632)
                                                                       -------------------  ------------
   Net decrease in cash and cash equivalents                                         (715)      (34,524)
 Cash and cash equivalents at beginning of period                                  41,537        69,730
                                                                       -------------------  ------------
 Cash and cash equivalents at end of period                            $           40,822   $    35,206
                                                                       ===================  ============
 Supplemental schedule of cash flows-interest paid                     $           49,801   $   101,527
                                                                       ===================  ============
 Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to held for sale category                         $            9,075   $        --
   Foreclosures of loans receivable                                                 4,289         3,984
   Transfer of mortgage-backed securities from held-to-maturity
      to available-for-sale category                                                   --       811,748
                                                                       ===================  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On  August  27, 1998, December 21, 1998, February 25, 1999, April 27, 2000,
July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. During June 2002, Coastal repurchased 547,800 shares of common stock at an average repurchase price of $30.00 per share. Of that amount, 500,000 shares were repurchased in a privately negotiated transaction with a director of Coastal at $30.00 per share, which was less than the then current market price. During the quarter ended September 30, 2002, Coastal repurchased 161,775 shares of common stock at an average repurchase price of $29.22 per share. As of September 30, 2002, a total of 2,709,575 shares had been repurchased under all of the authorized repurchase plans.

     As of September 30, 2002, 2,706,847 shares were held in treasury at an average price of $19.38 per share for a total cost of $52.5 million. Book value per common share at September 30, 2002 was $22.39.

(2)     PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiaries, Coastal Banc Holding Company, Inc. and Coastal Capital Trust I (collectively "Coastal"). Coastal Banc Holding Company Inc.'s wholly-owned subsidiaries are Coastal Banc ssb, Coastal Banc Capital Corp. and Coastal Banc Mortgage Corp. Coastal Banc ssb's wholly-owned subsidiaries are CoastalBanc Financial Corp. and Coastal Banc Insurance Agency, Inc. (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at September 30, 2002 were as follows (in thousands):




                                              Gross       Gross
                           Amortized        Unrealized  Unrealized        Market
                             Cost             Gains       Losses          Value
                         ------------       ----------  ----------      ----------
Available-for-sale:
  Agency securities        $   372,986        $ 1,098      $  (409)       $373,675
  CMOs - Non-agency             93,223             68         (725)         92,566
  Non-agency securities          2,148             18           --           2,166
                           -----------        -------     ---------       --------
                           $   468,357        $ 1,184      $(1,134)       $468,407
                           ===========        =======     =========       ========


     Mortgage-backed securities at December 31, 2001 were as follows (in thousands):

                                         Gross         Gross
                          Amortized    Unrealized   Unrealized          Market
                             Cost        Gains        Losses             Value
                           ---------  -----------    ----------         -------
Available-for-sale:
  Agency securities       $   406,437    $   319      $(2,455)          $404,301
  CMOs - Non-agency           107,488         82         (418)           107,152
  Non-agency securities         2,590         34           (9)             2,615
                          ----------     ------       -------           --------
                          $   516,515    $   435      $(2,882)          $514,068
                          ===========    =======      =======           ========


Effective September 30, 2001, Coastal transferred all of its mortgage-backed securities held-to-maturity to the available-for-sale category. This was due to management's intent to restructure a portion of the asset base to be less vulnerable to market interest rate fluctuations. In late November 2001, Coastal entered into a transaction in which it sold $844.9 million of its mortgage-backed securities. Also in November 2001, Coastal used a portion of the proceeds of that sale to purchase approximately $512.3 million of primarily pass through mortgage-backed securities. All of the securities purchased and the remaining securities not sold were placed in the available-for-sale category.

(4)     LOANS  RECEIVABLE

     Loans receivable at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                    September 30, 2002             December 31, 2001
                                                   --------------------             -----------------
Real estate mortgage loans:
  First-lien mortgage, primarily residential       $           988,100                      $  880,624
  Commercial                                                   333,615                         319,377
  Multifamily                                                  118,056                         124,616
  Residential construction                                     156,423                         136,035
  Acquisition and development                                  131,782                         140,009
  Commercial construction                                      252,818                         222,026
Commercial loans, secured by residential mortgage
 loans held for sale                                               207                          11,508
Commercial, financial and industrial                           125,233                         116,029
Loans secured by deposits                                       15,975                          21,238
Consumer and other loans                                        35,364                          43,384
                                                   --------------------                     ----------
                                                             2,157,573                       2,014,846
Loans in process                                              (174,032)                       (131,064)
Allowance for loan losses                                      (16,004)                        (15,385)
Unearned interest and  loan fees                                (2,993)                         (2,959)
Premium (discount) on purchased loans, net                       1,575                          (1,837)
                                                   --------------------                     -----------
                                                   $         1,966,119                      $1,863,601
                                                   ===================                      ===========
Weighted average yield                                           5.95%                           6.90%
                                                                 =====                          ======


     At September 30, 2002, Coastal had outstanding commitments to originate or purchase $18.3 million of real estate mortgage and other loans and had commitments under existing lines of credit to originate primarily construction and other loans of approximately $113.9 million. In addition, at September 30, 2002, Coastal had $16.0 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     At September 30, 2002 and December 31, 2001, the carrying value of loans that were considered to be impaired totaled approximately $3.9 million and $3.8 million, respectively and the related allowance for loan losses on those impaired loans totaled $623,000 and $554,000 at September 30, 2002 and December 31, 2001, respectively. Of the impaired loans outstanding, nine loans with a balance of $873,000 at September 30, 2002 and nineteen loans with a balance of $1.3 million at December 31, 2001 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the nine months ended September 30, 2002 and 2001 was $3.4 million and $4.4 million, respectively.

     An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                                 2002      2001
                                                               --------  --------
Balance, beginning of period                                   $15,385   $14,507
Provision for loan losses                                        2,700     3,000
Charge-offs                                                     (2,785)   (2,964)
Recoveries                                                         704       811
                                                               -------   --------
Balance, end of period                                         $16,004   $15,354
                                                               =======   ========

     During the first quarter of 2002, management made the decision to liquidate a portion of its under-performing single-family mortgage loans. On March 22, 2002, Coastal sold $10.8 million of these under-performing loans to a third party investor. Prior to the sale, Coastal wrote these loans down to fair value and recorded a charge-off to the allowance for loan losses of $761,000. In addition, as of March 31, 2002, Coastal wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category. The loans that were reclassified to the held for sale category were written down to fair value as of March 31, 2002 through a charge-off to the allowance for loan losses of $691,000. During the second quarter of 2002, a total of $3.1 million of these under-performing loans held for sale were sold to the same third party investor. As of September 30, 2002, Coastal had a total of $3.2 million loans held for sale remaining (net of second and third quarter activity including sales, payoffs, foreclosures and monthly principal payments received).

(5)     GOODWILL

          On January 1, 2002, Coastal adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 eliminated the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. Statement 141 also required, effective January 1, 2002, that Coastal evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Statement 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

          Statement 141 required that Coastal reclassify amounts originally recorded as goodwill pursuant to Statement of Financial Accounting Standard No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("Statement 72") to other intangible assets, as those amounts, under Statements 142, were not subject to the non-amortization provisions. As of January 1, 2002, Coastal had unamortized goodwill that was subject to the non-amortization provision of Statements 141 and 142 of $5.5 million. As of that same date, Coastal reclassified $16.3 million to other intangible assets and continued to amortize these amounts in 2002.

On October 1, 2002, Statement of Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("Statement 147") was issued. Statement 147 amended Statement 72, to exclude from its scope, the acquisitions of financial institutions (other than transactions between two or more mutual enterprises) and provide certain transition provisions for existing intangible assets. Under Statement 147 transition provisions, if the transaction that gave rise to an unidentifiable other intangible asset was considered a business combination, the carrying amount of that asset amount would now be reclassified to goodwill and be subject to the non-amortization provisions as of the effective date of the implementation of Statement 142, which in Coastal's case was January 1, 2002. Based on the implementation of Statement 147, Coastal has reclassified as of January 1, 2002, the $16.3 million mentioned above to goodwill and removed the amortization expense recorded in 2002, through restatement of its 2002 financial statements as required by Statement 147.

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


                                                                Nine Months Ended
                                                                   September 30,
                                                                   2002    2001
                                                                 -------  -------
Net income:
As reported                                                      $13,411  $16,869
Add back:  goodwill amortization, net of tax                          --    1,526
                                                                 -------  -------
As adjusted                                                      $13,411  $18,395
                                                                 =======  =======

Basic earnings per share:
As reported                                                      $  2.06  $  2.60
Add back:  goodwill amortization, net of tax                          --     0.27
                                                                 -------  -------
As adjusted                                                      $  2.06  $  2.87
                                                                 =======  =======

Diluted earnings per share:
As reported                                                      $  1.97  $  2.47
Add back:  goodwill amortization, net of tax                          --     0.25
                                                                 -------  -------
As adjusted                                                      $  1.97  $  2.72
                                                                 =======  =======


                                                               Three Months Ended
                                                                  September 30,
                                                                   2002    2001
                                                                  ------  ------
Net income:
As reported                                                       $4,375  $5,699
Add back:  goodwill amortization, net of tax                          --     511
                                                                 -------  -------
As adjusted                                                       $4,375  $6,210
                                                                 =======  =======

Basic earnings per share:
As reported                                                       $ 0.72  $ 0.88
Add back:  goodwill amortization, net of tax                          --    0.09
                                                                 -------  -------
As adjusted                                                       $ 0.72  $ 0.97
                                                                 =======  =======

Diluted earnings per share:
As reported                                                       $ 0.68  $ 0.83
Add back:  goodwill amortization, net of tax                          --    0.08
                                                                 -------  -------
As adjusted                                                       $ 0.68  $ 0.91
                                                                 =======  =======

As restated (required by Statement 147), basic earnings per share for the quarter ended June 30, 2002 were $0.76 (as compared to $0.70 previously reported) and for the quarter ended March 31, 2002 were $0.59 (as compared to $0.53 previously reported. Diluted earnings per share, as restated, for the quarter ended June 30, 2002 were $0.72 (as compared to $0.66 previously reported) and for the quarter ended March 31, 2002 were $0.57 (as compared to $0.51 previously reported).

(6)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at September 30, 2002 and December 31, 2001, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $256.9 million ($135.6 million from noninterest-bearing and $121.3 million from interest-bearing) at September 30, 2002 and $243.3 million ($113.0 million from noninterest-bearing and $130.3 million from interest-bearing) at December 31, 2001.



                                  Stated Rate         September 30, 2002   December 31, 2001
                                ---------------       ------------------  -------------------
Noninterest-bearing checking             0.00%             $      41,624       $   47,712
Interest-bearing checking        0.50  -  1.00                     9,758           15,894
Savings accounts                 0.50  -  1.24                    46,974           45,234
Money market demand accounts     0.00  -  2.23                   544,323          505,789
                                                           -------------        ----------
                                                                 642,679          614,629
                                                           -------------        ----------
Certificate accounts            Less than 2.00                    70,265           29,707
                                 2.00  -  2.99                   592,375          171,523
                                 3.00  -  3.99                   215,776          263,006
                                 4.00  -  4.99                    73,209          356,314
                                 5.00  -  5.99                    40,071          155,949
                                 6.00  -  6.99                     9,128           68,979
                                 7.00  -  7.99                       105              209
                                 8.00  -  8.99                        73               70
                                                           -------------        ----------
                                                               1,001,002        1,045,757
                                                           -------------        ----------
                                                           $   1,643,681       $1,660,386
                                                           =============       ==========
Weighted average interest rate                                     2.22%            3.02%
                                                                  =====            ======

     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at September 30, 2002 and December 31, 2001:

                                  September 30, 2002              December 31, 2001
                                  -------------------             -----------------
Noninterest-bearing checking            $ 177,204                    $ 160,738
Interest-bearing checking                 131,032                      146,144
Money market demand accounts              287,469                      262,513

     The scheduled maturities of certificate accounts outstanding at September 30, 2002 were as follows (dollars in thousands):

                             September 30, 2002
                            -------------------
    0 through 12 months     $           859,339
  13 through 24 months                   71,718
  25 through 36 months                   35,538
  37 through 48 months                    5,284
  49 through 60 months                   29,069
        Over 60 months                       54
                            -------------------
                            $         1,001,002
                            ===================


(7)     ADVANCES  FROM  THE  FHLB

     The weighted average interest rates on advances from the FHLB at September 30, 2002 and December 31, 2001 were 2.83% and 3.46%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at September 30, 2002 are summarized as follows (dollars in thousands):

                                           Weighted Average
Due during the year ending December 31,      Interest Rate           Amount
---------------------------------------    -----------------         -------
2002                                                 2.07%          $318,264
2003                                                 3.62            132,983
2004                                                 2.56            139,675
2005                                                 3.47            108,967
2006                                                 5.66              7,735
2007                                                 6.66              1,171
2008                                                 5.52              2,226
2009                                                 8.01              3,584
2010                                                 6.73                987
2011                                                 6.54              1,268
2012                                                 5.76                292
2013                                                 5.75              7,585
2014                                                 5.45              2,919
2015                                                 6.67              1,662
2017                                                 5.43              2,000
2018                                                 5.05              1,465
                                                     ----           --------
                                                     2.83%          $732,783
                                                                    ========



Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(8)     COMPANY OBLIGATED MANDATORILY REDEEMABLE 9.0% TRUST PREFERRED SECURITIES

     On June 18, 2002, Coastal, through Coastal Capital Trust I (a consolidated trust subsidiary) (the "Trust"), issued 2,000,000 trust preferred securities ("Trust Preferred Securities") with a liquidation preference of $25 per security. The Trust Preferred Securities represent an interest in Bancorp's junior subordinated debentures, which were purchased by the Trust. The junior subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 9.0% and are included in interest expense in the consolidated statements of income.

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

     A portion of the proceeds from the issuance of the Trust Preferred Securities were used to repurchase 500,000 shares of common stock for $15.0 million from a director in June 2002. In addition, $28.8 million of the proceeds were used on July 15, 2002, to redeem the Bank's 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAO) through a capital contribution to Coastal Banc ssb.

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

(10)     DERIVATIVE  INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index, as well as interest rate cap agreements, as described below. Effective January 1, 2001, Coastal adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133.") Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. The interest rate swap and cap agreements held by Coastal on December 31, 2000 did not qualify for hedge accounting, therefore on implementation of Statement 133, Coastal recorded a transition adjustment to record these derivative instruments at fair value. On January 1, 2001, Coastal recorded a transition adjustment loss of $160,000, or $104,000 net of the tax effect, as the cumulative effect of the change in accounting for derivative instruments to record the fair value of Coastal's derivative instruments in the consolidated statements of income. For the nine months ended September 30, 2002 and 2001, Coastal recorded an additional fair value loss on these derivative instruments of $18,000 and $450,000, respectively. The decrease in the fair value of derivatives during 2001 was primarily due to interest rate swap agreements, which were liquidated in June 2001. As of September 30, 2002 and December 31, 2001, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value pursuant to Statement 133.

     The interest rate cap agreements provide for applicable third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was approximately zero at September 30, 2002, which is the recorded book value of such agreements due to the implementation of Statement 133. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements was approximately $19,000 for the nine months ended September 30, 2002 and 2001, respectively. No payments were made to Coastal under the interest rate cap agreements during the three months ended September 30, 2002 or 2001.

     Interest rate cap agreements outstanding at September 30, 2002 expire as follows (dollars in thousands):


Year of      Strike Rate    Notional
Expiration      Range        Amount
----------  --------------  ---------
2002                 9.00%  $   5,100
2003        8.00  -  9.00     107,614
                            ---------
                            $ 112,714
                            =========

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

(11)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per common share ("EPS") for the nine-and three-month periods ended September 30, 2002 and 2001 (dollars in thousands, except per share data):

                                                                    Nine Months Ended
                                                                      September 30,
                                                                     2002         2001
                                                                 -----------  -----------

Net income                                                       $   13,411   $   16,869
Preferred stock dividends                                            (1,881)      (1,881)
                                                                 -----------  -----------
Net income available to common stockholders                      $   11,530   $   14,988
                                                                 ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                        5,596,525    5,755,274

Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                        262,176      313,896
                                                                 -----------  -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                      5,858,701    6,069,170
                                                                 ===========  ===========
Basic EPS                                                        $     2.06   $     2.60
                                                                 ===========  ===========
Diluted EPS                                                      $     1.97   $     2.47
                                                                 ===========  ===========


                                                                    Three Months Ended
                                                                       September 30,
                                                                      2002         2001
                                                                  -----------  -----------

Net income                                                        $    4,375   $    5,699
Preferred stock dividends                                               (627)        (627)
                                                                  ----------   -----------
Net income available to common stockholders                       $    3,748   $    5,072
                                                                  ===========  ===========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,226,334    5,796,458
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         248,101      325,621
                                                                  ----------   -----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       5,474,435    6,122,079
                                                                  ===========  ===========
Basic EPS                                                         $     0.72   $     0.88
                                                                  ===========  ===========
Diluted EPS                                                       $     0.68   $     0.83
                                                                  ===========  ===========

     The weighted average number of common shares outstanding has been reduced by the treasury stock held by Coastal. As of September 30, 2002 and 2001, Coastal had 2,706,847 and 2,000,000 common shares in treasury, respectively.

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

     With a portion of the proceeds from the issuance of the Trust Preferred Securities, the Bank redeemed from the stockholders of record all of the 9.0% Series A Noncumulative Preferred Stock on July 15, 2002 (see note 8). The redemption price was $25.185 per share, which represented the stated value of the Preferred Stock, plus accrued and unpaid dividends to the date of redemption.

(13)     STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At September 30, 2002, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):

                                                            Minimum For Capital     Well Capitalized
                                          Actual             Adequacy Purposes        Requirements
                                   -------------------      ------------------      ----------------
Capital Requirement                 Amount       Ratio       Amount    Ratio       Amount     Ratio
--------------------              ---------     -------     -------    ------     --------   -------
 Tier 1 (core)                     $172,969        6.82%    $101,510     4.00%    $126,887     5.00%
 Tier 1 risk-based                  172,969        9.80       70,624     4.00      105,936     6.00
 Total risk-based                   188,973       10.70      141,248     8.00      176,560    10.00


     As of September 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

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

(16)     PENDING  BRANCH  SALE

     On September 24, 2002, Coastal announced the execution of a definitive agreement to sell five of its branches in Central Texas (located in Llano, Burnet, Mason, Kingsland and Marble Falls, Texas) to First State Bank Central Texas. The sale includes deposit accounts of approximately $80 million, which are being sold at a 6.25% premium. The transaction is subject to regulatory approval and is expected to close during the fourth quarter of 2002.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

Financial  Condition
--------------------

     Total assets increased slightly by $1.4 million from December 31, 2001 to September 30, 2002. The net increase resulted primarily from an increase of $102.5 million in loans receivable, offset by decreases of $45.7 million, $41.1 million and $16.0 million in mortgage-backed securities available-for-sale, other investment securities available-for-sale and federal funds sold, respectively. There were also smaller changes in other asset categories. The increase in loans receivable was due to bulk single-family mortgage loan purchases of $387.8 million, somewhat reduced by significant principal paydowns received on the single-family mortgage loan portfolio, the sale of $10.8 million of under-performing mortgage loans, the reclassification of $9.1 million of other under-performing loans to the held for sale category and decreases in other loan categories. The decrease in mortgage-backed securities available-for-sale was due to significant prepayments received (approximately 33% on an annualized basis) resulting from a continuing low interest rate environment, which is encouraging refinancings of mortgage loans. The decrease in other investment securities available-for-sale was due to the maturity of one security during the period.

     Deposits decreased $16.7 million or 1.0% from December 31, 2001 to September 30, 2002 and advances from the FHLB increased 6.1% or $41.9 million. In addition, during the nine months ended September 30, 2002, Coastal redeemed the remaining Senior Notes payable outstanding of $43.9 million at par plus accrued interest and issued $50.0 million in Trust Preferred Securities through a consolidated trust subsidiary (see note 8 to the Consolidated Financial Statements). Coastal used part of the proceeds from the issuance of the Trust Preferred Securities to repurchase outstanding shares of its common stock. In addition, $28.8 million of the proceeds were use to redeem the Bank's 9.0% Series A Noncumulative Preferred Stock. Stockholders' equity decreased 6.3% or $9.8 million from December 31, 2001 to September 30, 2002 primarily as a result of the market repurchase of 709,575 shares of common stock at an average repurchase price of $29.82 per share. This decrease was only partially offset by the net increase in stockholders' equity due to net income, a $1.6 million decrease in accumulated other comprehensive income (loss), offset by dividends declared.

Results  of  Operations  for  the  Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

     General
     -------

     For the nine months ended September 30, 2002, net income was $13.4 million compared to $16.9 million for the nine months ended September 30, 2001. The decrease was primarily due to a $9.4 million decrease in net interest income as a result of Coastal's smaller asset size, lower market interest rates and significant principal paydowns recevied on Coastal's mortgage-backed securities and loans receivable portfolios (approximately 33% on an annualized basis for mortgage-backed securities and 40% for single-family mortgage loans). This decrease was somewhat offset by a $300,000 decrease in the provision for loan losses, a $234,000 increase in noninterest income, a $2.7 million decrease in noninterest expense ($2.1 million of which was due to the decrease in the amortization of goodwill due to the implementation of FASB Statements 141, 142 and 147 in 2002), a $2.2 million decrease in the provision for Federal income taxes, and the $104,000 (net of tax) cumulative transition adjustment loss due to the change in accounting for derivative instruments recorded in 2001.

     Interest  Income
     ----------------

     Due to Coastal's smaller asset size, the lower market interest rate environment and significant principal paydowns received on mortgage-backed securities and single-family loans receivable, interest income for the nine months ended September 30, 2002 decreased $62.8 million or 37.5% from the nine months ended September 30, 2001. The decrease was comprised of a $31.5 million decrease in interest income on loans receivable, a $30.6 million decrease in interest income on mortgage-backed securities and a $761,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $482.6 million and the average yield decreased 1.80% from 7.52% in 2001 to 5.72% in 2002. The $482.6 million decrease in average interest-earning assets consisted primarily of a $488.1 million decrease in the average balance of mortgage-backed securities and a $44.0 million decrease in the average balances of loans receivable. The decrease in average mortgage-backed securities was largely due to the sale of those securities in late November 2001. To strategically restructure a portion of its asset base to make it less vulnerable to market interest rate and price fluctuations, Coastal sold $844.9 million of mortgage-backed securities and purchased $512.3 million of primarily pass through securities at a premium. This transaction had the effect of shortening the duration of the mortgage-backed securities portfolio, thereby lessening the extension risk to Coastal.

     In addition to the reduction in Coastal's asset size due to the restructuring, during the first nine months of 2002 as a consequence of the extraordinarily high levels of refinancings, Coastal experienced signifcant principal repayments of $115.9 million (or approximately 33% on an annualized basis) on its mortgage-backed securities portfolio and $251.6 million (or approximately 40% on an annualized basis) on its single-family mortgage loan portfolio, which resulted in greater premium amortization on those assets that were purchased at a premium.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $47.8 million for the nine months ended September 30, 2002, as compared to $101.2 million for the same period in 2001. The decrease in interest expense was again due to Coastal's smaller asset size and the lower market interest rate environment. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.94% for 2002 from 4.97% for 2001 and average interest-bearing liabilities decreased by $545.3 million. The 2.03% decrease in the average rate paid on interest-bearing liabilities was due to the 2.08% decrease in the average rate paid on interest-bearing deposits and a 2.13% decrease in the average rates paid on advances from the FHLB. The decrease in average interest-bearing liabilities consisted primarily of a $55.4 million decrease in average interest-bearing deposits, a $174.1 million decrease in average advances from the FHLB and a $293.5 million decrease in the average balance of other borrowings. The large decreases in the average balances in FHLB advances and other borrowings was due primarily to the reduction in these borrowings due to the restructuring mentioned previously. In addition, during the nine months ended September 30, 2002, Coastal redeemed the remaining Senior Notes payable outstanding of $43.9 million at par plus accrued interest and issued $50.0 million in Trust Preferred Securities, through a consolidated trust subsidiary (see note 8 to the Consolidated Financial Statements).

     Net  Interest  Income
     ---------------------

     Net interest income was $56.8 million for the nine months ended September 30, 2002 and $66.2 million for the same period in 2001. As discussed above, the decrease was due to Coastal's smaller asset size and the lower market interest rate environment. When comparing the two periods, average interest-earning assets decreased $482.6 million and average interest-bearing liabilities decreased $545.3 million due to the restructuring and the principal repayments discussed above. Net interest margin ("Margin") was 3.10% for the nine months ended September 30, 2002 compared to 2.97% for the nine months ended September 30, 2001. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.78% for the nine months ended September 30, 2002 from 2.55% for the nine months ended September 30, 2001. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the nine months ended September 30, 2002 and 2001 were 2.99% and 2.81%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits.

     Provision  for  Loan  Losses  and  the Allowance for Loan Losses - Critical
     ---------------------------------------------------------------------------
     Accounting  Policy
    -------------------

     The provision for loan losses was $2.7 million for the nine months ended September 30, 2002 and $3.0 million for the nine months ended September 30, 2001. At September 30, 2002, Coastal had nonperforming loans totaling $16.2 million, which is a decrease of $8.5 million, or 34%, when compared to December 31, 2001. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The decrease in nonperforming loans is mainly due to Coastal's decision to liquidate a portion of its under-performing single-family mortgage loans during the first quarter of 2002. On March 22, 2002, Coastal sold $10.8 million of these under-performing loans to a third party investor. Prior to the sale, Coastal wrote these loans to fair value and recorded a charge-off to the allowance for loan losses of $761,000.

     In addition, as of March 31, 2002, Coastal also wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category. The loans that were reclassified to the held for sale category were written down to fair value through a charge-off to the allowance for loan losses of $691,000. During the second quarter of 2002, a total of $3.1 million of these loans held for sale were sold. As of September 30, 2002, Coastal had $3.2 million loans held for sale remaining (net of second and third quarter activity including, sales, payoffs, foreclosures and monthly principal payments received).

     The ratio of nonperforming assets to total assets was 0.78% at September 30, 2002, compared to 1.13% as of December 31, 2001. At September 30, 2002, the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 107.4% compared to 62.3% at December 31, 2001.

     Although no assurance can be given, management believes that the allowance for loan losses at September 30, 2002 is adequate considering the size and the changing composition of the loans receivable portfolio, historical and peer group loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and the resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     For the nine months ended September 30, 2002, noninterest income increased $234,000 to $8.5 million, compared to $8.3 million for the nine months ended September 30, 2001. The increase in noninterest income was primarily due to the $1.1 million increase in service charges on deposits accounts and the effect of the fair value loss on derivative instruments of $450,000 recorded during the nine months ended September 30, 2001 pursuant to Statement 133 (compared to an $18,000 loss in 2002). These increases were somewhat offset by a $52,000 decrease in loan fees, a $634,000 decrease in the gain on the sale of real estate owned and a $588,000 decrease in other noninterest income (primarily due to $300,000 in insurance proceeds received in 2001 for the reimbursement of certain deposit losses incurred in prior years). The increase in service charges on deposit accounts was due to Coastal's continuing focus on increasing transaction type accounts and the related fee income, including Coastal's new Free Checking and Bounce Protection features on retail checking accounts introduced during August 2002. The fair value loss on derivative instruments recorded during the nine months ended September 30, 2001 was primarily attributable to Coastal's interest rate swap positions, which were liquidated in June 2001. As of September 30, 2002, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value on Coastal's consolidated statement of financial condition.

     Noninterest  Expense
     --------------------

     For the nine months ended September 30, 2002, noninterest expense decreased $2.7 million from the nine months ended September 30, 2001. The $2.7 million decrease in noninterest expense was primarily due the $2.1 million decrease in the amortization of goodwill due to the implementation of FASB Statements 141, 142 and 147 effective January 1, 2002 (see note 5 to the Consolidated Financial Statements). In addition, Coastal experienced decreases of $577,000, $1.3 million and $121,000 in office occupancy, data processing and other noninterest expense, respectively, partially offset by a $896,000 increase in compensation, payroll taxes and other benefits, a $324,000 increase in advertising and a $128,000 increase in postage and delivery expenses. The decrease in data processing expense was due to the conversion to a new mortgage loan data processing system in the second quarter of 2001, the conversion of the Valley Region branches to Coastal's primary deposit and loan data processing system during the third quarter of 2001 and the item processing functions brought in-house during the third quarter of 2001. The decrease in office occupancy was primarily due to certain assets becoming fully depreciated during 2001 and in 2002. The increase in compensation, payroll taxes and other benefits was due to normal merit increases for existing staff, in addition to the staff increases for the item processing functions brought in-house during the third quarter of 2001 and additional personnel needed to continue Coastal's focus on commercial banking products, lending and providing other services to commercial business customers. The increase in advertising and postage and delivery expenses were primarily due to Coastal's continued focus on commercial banking products and lending.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the nine months ended September 30, 2002 was $6.3 million compared to $8.4 million for the nine months ended
September 30, 2001. The decrease was due to the decreased income before provision for federal income taxes, minority interest and cumulative effect of accounting change in 2001, with the effective tax rate for the periods being approximately 30% for nine months ended September 30, 2002 and 31% for the same period in 2001. The decrease in the effective tax rate when comparing the two periods is due to the elimination of the goodwill amortization.

Results  of  Operations  for  the Three Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended September 30, 2002, net income was $4.4 million compared to $5.7 million for the three months ended September 30, 2001. The decrease was primarily due to a $3.2 million decrease in net interest income, as a result of Coastal's smaller asset size, lower market interest rates and significant principal repayments on Coastal's mortgage-backed and loans receivable portfolios (approximately 30% on an annualized basis for mortgage-backed securities and 40% for single-family mortgage loans). In addition, noninterest income decreased by $423,000. These decreases were somewhat offset by a $1.0 million decrease in noninterest expense and a $791,000 decrease in the provision for Federal income taxes.

     Interest  Income
     ----------------

     As noted previously, due to Coastal's smaller asset size, the lower market interest rate environment and significant principal paydowns received on mortgage-backed securities and single-family loans receivable, interest income for the three months ended September 30, 2002 decreased $16.8 million or 33.1% from the three months ended September 30, 2001. The decrease was comprised of a $8.1 million decrease in interest income on loans receivable, a $8.6 million decrease in interest income on mortgage-backed securities and a $94,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $443.9 million and the average yield decreased 1.49% from 6.98% in 2001 to 5.49% in 2002. The $443.9 million decrease in average interest-earning assets consisted primarily of a $476.6 million decrease in the average balance of mortgage-backed securities, offset somewhat by a $31.3 million increase in the average balance of loans receivable. The decrease in average mortgage-backed securities was largely due to the restructuring discussed previously.

     In addition to the reduction in Coastal's asset size due to the restructuring, during the three months ended September 30, 2002, as a consequence of the extraordinarily high levels of refinancings, Coastal experienced principal repayments of $31.3 million (or approximately 30% on an annualized basis) on its mortgage-backed securities portfolio and $97.1 million (or approximately 40% on an annualized basis) on its single-family mortgage loan portfolio, which resulted in greater premium amortization on those assets that were purchased at a premium.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $15.7 million for the three months ended September 30, 2002, as compared to $29.3 million for the same period in 2001. As discussed previously, the decrease in interest expense was due to Coastal's smaller asset size and the lower market interest rate environment. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.81% for 2002 from 4.37% for 2001 and average interest-bearing liabilities decreased $436.6 million. The 1.56% decrease in the average rate paid on interest-bearing liabilities was due to the 1.86% decrease in the average rate paid on interest-bearing deposits and a 1.45% decrease in the average rates paid on advances from the FHLB. The decrease in average interest-bearing liabilities consisted primarily of a $50.9 million decrease in average interest-bearing deposits, a $461.7 million decrease in the average balance of other borrowings and a $45.8 million decrease in the average balance of Senior Notes payable. FHLB advances increased $71.8 million when comparing the two periods. The large decrease in the average balances in other borrowings was due primarily to Coastal's repayment of such borrowings as a part of the restructuring done in late 2001. The decrease in the balance of the Senior Notes payable was due to their redemption during the first quarter of 2002. During the second quarter of 2002, Coastal issued $50.0 million in Trust Preferred Securities through a consolidated trust subsidiary (see note 8 to the Consolidated Financial Statements).

     Net  Interest  Income
     ---------------------

     Net interest income was $18.4 million for the three months ended September 30, 2002 and $21.5 million for the same period in 2001. As discussed above, the decrease was due to Coastal's smaller asset size and the lower market interest rate environment. When comparing the two periods, average interest-earning assets decreased $443.9 million and average interest-bearing liabilities decreased $436.6 million due to the restructuring and the prepayments discussed above. Net interest margin ("Margin") was 2.97% for the three months ended September 30, 2002 compared to 2.95% for the three months ended September 30, 2001. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, increased to 2.68% for the three months ended September 30, 2002 from 2.61% for the three months ended September 30, 2001. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended September 30, 2002 and 2001 were 2.88% and 2.85%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

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

     Provision  for  Loan  Losses  and  the Allowance for Loan Losses - Critical
     ---------------------------------------------------------------------------
     Accounting  Policy
     ------------------

     The provision for loan losses was $900,000 for the three months ended September 30, 2002 and the three months ended September 30, 2001. At September 30, 2002, Coastal had nonperforming loans totaling $16.2 million, which is a decrease of $8.5 million, or 34%, when compared to December 31, 2001. See previous discussion under "Results of Operations for the Nine Months Ended September 30, 2002 and 2001 - Provision for Loan Losses and the Allowance for Loan Losses."

     Although no assurance can be given, management believes that the allowance for loan losses at September 30, 2002 is adequate considering the size and the changing composition of the loans receivable portfolio, historical and peer group loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as Coastal's loan portfolio diversifies to determine if changes to the policy and the resulting allowance for loan losses are necessary.

     Noninterest  Income
     -------------------

     Noninterest income decreased by $423,000 for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. This decrease was primarily due to the $843,000 decrease in the gain on the sale of real estate owned and smaller decreases of $74,000 and $83,000 in loan fees and other noninterest income. The decrease in the gain on the sale of real estate owned was primarily due to a gain of $603,000 recorded during the quarter ended September 30, 2001 on one real estate owned property. These decreases were somewhat offset by the $564,000 increase in service charges on deposit accounts. The increase in service charges on deposit accounts was due to Coastal's continuing focus on increasing transaction type accounts and the related fee income, including Coastal's new Fee Checking and Bounce Protection features on retail checking accounts introduced during August 2002.

     Noninterest  Expense
     --------------------

     For the three months ended September 30, 2002, noninterest expense decreased $1.0 million from the three months ended September 30, 2001. The $1.0 million decrease in noninterest expense was primarily due to decreases of $281,000, $431,000, $701,000 and $83,000 in office occupancy, data processing, the amortization of goodwill and other noninterest expense, respectively, partially offset by a $249,000 increase in compensation, payroll taxes and other benefits, a $189,000 increase in advertising and a $34,000 increase in postage and delivery expenses. The decrease in office occupancy was primarily due to certain assets becoming fully depreciated during 2001 and 2002. The decrease in data processing expense was due to the of the conversion Rio Grande Valley Region branches to Coastal's primary deposit and loan data processing system during the third quarter of 2001 and the item processing functions brought in-house during the third quarter of 2001. The decrease in the amortization of goodwill was due to the implementation of FASB Statements 141, 142 and 147 on January 1, 2002 (see note 5 to the Consolidated Financial Statements). The increase in compensation, payroll taxes and other benefits was due to normal merit increases for existing staff, in addition to the staff increases for the item processing functions brought in-house during the third quarter of 2001 and additional personnel needed to continue Coastal's focus on commercial banking products, lending and providing other services to commercial business customers. The increase in advertising and postage and delivery expenses were primarily due to Coastal's continued focus on commercial banking products and lending.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the three months ended September 30, 2002 was $2.0 million compared to $2.8 million for the three months ended
September 30, 2001. The decrease was due to the decreased income before provision for Federal income taxes and minority interest in 2002, with the effective tax rate for the both periods being approximately 31%.

     Liquidity  and  Capital  Resources
     ----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund stock purchases and acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At September 30, 2002, Coastal had binding commitments to originate or purchase loans totaling approximately $18.3 million and had $174.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 2002, totaled $859.3 million at September 30, 2002. Management believes that Coastal has adequate resources to fund all of its commitments.

     As of September 30, 2002, Coastal operated 49 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Five of these branches are currently subject to a definitive branch sale agreement. See note 16 to the Consolidated Financial Statements. Management's overall goal is to continue to improve the asset/liability composition of Coastal's balance sheet to be less vulnerable to market interest rate fluctuations.

Forward-Looking  Information
----------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to changes in market rates of interest, changes in our loan portfolio, including the risks associated with our non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and commercial construction), the possibility that Coastal's allowance for loan losses proves to be inadequate, Coastal's ability to attract core deposits, the concentration of Coastal's loan portfolio in Texas and California to the extent that the economies of those states experience problems, Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in business strategies, changes in general economic and business conditions and changes in the laws and regulations applicable to Coastal; and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 26, 2002, and as filed in Exhibit 99.3, attached hereto.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 2001. Coastal's principal market risk exposure is to interest rates. See note 10 of the Notes to Consolidated Financial Statements.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Coastal's management has reviewed the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of Coastal as of a date within 90 days prior to this quarterly report (the "Evaluation Date"). Disclosure controls and procedures are the controls and other procedures of Coastal that are designed to ensure that the information required to be disclosed by Coastal in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Coastal in its reports filed under the Exchange Act is accumulated and communicated to Coastal's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to Coastal, including its consolidated subsidiaries, is made known to management by others within Coastal and its consolidated subsidiaries. To management's knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at September 30, 2002 are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------

     On July 15, 2002, Coastal Banc ssb redeemed from the stockholders of record all of the 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAO). The redemption price was $25.185 per share, which represented the stated value of the Preferred Stock, plus accrued and unpaid dividends to the date of redemption.

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

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

Reports  on  Form  8-K.
1) Form 8-K filed with the SEC on July 17, 2002 concerning the announcement that Coastal Banc ssb redeemed all of its 1,150,000 issued and outstanding shares of 9.0% Noncumulative Preferred Stock, Series A (Nasdaq:CBSAP) on July 15, 2002.

2) Form 8-K filed with the SEC on July 17, 2002 concerning the announcement that Mr. James C. Niver had resigned from the Board of Directors for personal reasons as of June 30, 2002. In addition, the Board of Directors filled the vacancy left by Mr. Niver's resignation by electing Mr. Clayton T. Stone to the Board effective July 1, 2002.

3) Form 8-K filed with the SEC on September 26, 2002 concerning the announcement that Coastal Banc ssb had executed a definitive agreement to sell five Central Texas branches (Llano, Burnet, Mason, Kingsland and Marble Falls, Texas) to First State Bank Central Texas.

Exhibits.
99.1 Certification of the Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification  of  the  Chief  Financial  Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3     Statement  of Factors Under Private Securities Litigation Reform Act of
1995.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  11/14/02                                   By     /s/  Manuel  J.  Mehos
        --------                                          ----------------------
                                                               Manuel  J.  Mehos
                                                       Chief  Executive  Officer









Dated:  11/14/02                                   By     /s/ Catherine N. Wylie
        --------                                          ----------------------
                                                            Catherine  N.  Wylie
                                                       Chief  Financial  Officer

                                  CERTIFICATION


I, Manuel J. Mehos, the Chief Executive Officer of Coastal Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coastal Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  11/14/02                                   By     /s/  Manuel  J.  Mehos
        --------                                          ----------------------
                                                               Manuel  J.  Mehos
                                                       Chief  Executive  Officer

                                  CERTIFICATION


I, Catherine N. Wylie, the Chief Financial Officer of Coastal Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coastal Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  11/14/02                                   By     /s/ Catherine N. Wylie
        --------                                          ----------------------
                                                            Catherine  N.  Wylie
                                                       Chief  Financial  Officer

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Coastal Bancorp, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (the "Report"), I, Manuel J. Mehos, Chairman of the Board and Chief Executive Officer of the
Company,  certify,  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:11/14/02                                   By     /s/  Manuel  J.  Mehos
      --------                                          ----------------------
                                                             Manuel  J.  Mehos
                                                      Chairman  of  the  Board
                                                  and Chief Executive  Officer

                                  EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Coastal Bancorp, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (the "Report"), I, Catherine N. Wylie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     11/14/02                              By     /s/  Catherine  N. Wylie
           --------                                          -------------------
                                                            Catherine  N.  Wylie
                                                       Chief  Financial  Officer

                                  EXHIBIT 99.3


   STATEMENT OF FACTORS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, Coastal Bancorp, Inc. ("Coastal" or "we," "us," "our" and other terms referring to Coastal Bancorp, Inc. and Coastal Banc ssb) has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give Coastal's current expectations or forecasts of future events, circumstances or results. Our disclosure in this report, including in the Section entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), contains forward-looking statements. We also may make forward-looking statements in its other documents filed with the Securities and Exchange Commission (the "SEC") and in other written materials. In addition, Coastal's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of Coastal speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements, by their nature, are subject to risks and uncertainties. Coastal's actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause our future financial performance to vary from that described in our forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that we believe could cause our actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in Coastal's reports to the SEC also could adversely affect our results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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



                                     99.3-1

OUR EXPOSURE TO CREDIT RISK WILL INCREASE AS WE INCREASE OUR COMMERCIAL BANKING ACTIVITIES.

     As we increase our focus on commercial business banking and attempt to increase our net interest margin, a gradual increase in our consolidated credit risk is likely to occur. One of our main strategies is to replace lower-yielding first lien single-family residential mortgage loans and mortgage-backed securities with commercial and consumer loans. Generally, commercial loans (including commercial and multi-family real estate loans) are considered to be riskier than first lien, single-family residential loans because they have larger balances to a single borrower or group of related borrowers and because their repayment generally relies on the success of the borrowing enterprise. In addition, consumer loans are usually secured by depreciating assets (such as cars and boats) and collections are dependent on the borrowers' continuing financial stability, which is more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Accordingly, we expect higher loan losses on this type of lending. If we have to provide for loan losses that are higher than our historical experience, our results of operations and financial condition could be adversely affected.

OUR ALLOWANCE FOR LOAN LOSSES MAY BE INADEQUATE TO COVER LOSSES ACTUALLY INCURRED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We maintain an allowance for loan losses in an amount management believe is sufficient to provide for known and inherent risks in our loan portfolio. If we incur actual losses on our loans in excess of our allowance for loan losses, our profitability may be adversely affected.

THE CONCENTRATION OF OUR LOAN PORTFOLIO IN TEXAS AND CALIFORNIA SUBJECTS US TO RISK TO THE EXTENT THE CALIFORNIA AND TEXAS ECONOMIES EXPERIENCE PROBLEMS.

     A substantial portion of the loans we originate and purchase are secured by properties located in Texas and California or are made to businesses which operate in those states. As a result, a large number of borrowers may be affected by adverse changes in the economic conditions occurring in those states.

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

 The California economy experienced a major slowdown in 2001. Economic conditions in California are subject to various uncertainties at this time, including the long-term impact of the electrical power crisis and the decline in the technology sector. If economic conditions in California continue to decline, we expect that our level of problem assets could increase accordingly.

WE  MAY  FAIL  TO  IDENTIFY  OR  CONSUMMATE  ADDITIONAL  ACQUISITIONS.

     Our business strategy has historically relied, in part, upon our ability to obtain low cost deposits, expand into new markets and enhance our presence in existing markets by identifying and acquiring branches of other financial institutions or whole banks that meet our acquisition criteria. In pursuing these opportunities, we compete with other financial institutions with similar acquisition strategies, many of which are larger than we are and have greater financial and other resources than we have. We will compete for potential acquisitions based on a number of factors, including price, terms and conditions, size, access to capital and our ability to offer cash, stock or other forms of consideration. We cannot assure you that we will be able to identify suitable acquisition candidates or, once a suitable acquisition candidate is identified, that we will be able to consummate the acquisition on terms and conditions acceptable to us or at all.


                                     99.3-2

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













                                     99.3-3