Form 10-K
period 2002-12-31
COASTAL BANCORP INC
filed 2003-03-25
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
                                             -----------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ X ]

As of March 12, 2003, the aggregate market value of the 5,146,878 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 777,034 shares held by all directors and executive officers of the Registrant as a group, was $127,774,239. This figure is based on the closing sale price of $29.24 per share of the Registrant's Common Stock on March 12, 2003, as reported in The Wall Street Journal on March 13, 2003.

Number  of  shares  of Common Stock outstanding as of March 12, 2003:  5,146,878

                    DOCUMENTS  INCORPORATED  BY  REFERENCE
The following documents are incorporated by reference into the noted Parts of this Form 10-K:
(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders ("Proxy Statement") are incorporated into Part III, Items 10-13 of this Form 10-K.

PART  I.

ITEM  1.  BUSINESS
------------------

     COASTAL  BANCORP,  INC.

     In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on current management expectations. Coastal Bancorp, Inc.'s (the "Company") actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the Federal government, changes in tax policies, rates and regulations of Federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. For a more detailed discussion of these risk factors, see
Exhibit 99.3. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     Coastal Bancorp, Inc. is engaged primarily in the business of serving as the parent holding company for Coastal Banc ssb (the "Bank"). The Company was incorporated in March 1994 in connection with the reorganization of Coastal Banc Savings Association, a Texas-chartered thrift institution (the "Association") into the holding company form of organization. In connection with the reorganization, which was completed in July 1994, the Association concurrently converted into a Texas-chartered savings bank and took its present name. In November 1996, in order to minimize state taxes, the Company's corporate structure was again reorganized by forming Coastal Banc Holding Company, Inc. ("HoCo") as a Delaware holding company. HoCo became a wholly-owned subsidiary of the Company, and the Bank became a subsidiary of HoCo. Each of these reorganizations was treated for accounting purposes as combinations similar to a pooling-of-interests. The financial information and references presented herein have been restated to give effect where appropriate to the reorganizations as if they had occurred at the earliest date presented.

     In October 1997, the Company formed Coastal Banc Capital Corp. ("CBCC") as a wholly-owned subsidiary of HoCo. CBCC is a registered broker-dealer and was originally formed to trade packages of whole loan assets, primarily for the Bank and for other institutional investors and did so until September 2002. Beginning in 2002, a corporate finance group was formed within CBCC to act as an intermediary in raising capital for business customers and to provide merger and acquisition advisory services to buyers and sellers of small to mid-sized companies. In 2003, management of the Company made the decision to discontinue the operations of CBCC effective March 31, 2003 due to the current economic climate. In July 2002, the Company formed Coastal Banc Mortgage Corp. ("CBMC") as a wholly-owned subsidiary of HoCo. CBMC was formed to continue the function of trading whole loan assets for the Bank and for other institutional investors that had been previously performed by CBCC.

     In June 2000, the Company acquired Coastal Banc Insurance Agency, Inc. ("CBIA") as a wholly-owned subsidiary of the Bank. CBIA was a former affiliate of the Bank and receives fees related to insurance and investment product sales to the Bank's deposit and loan customers.

     On June 18, 2002, Coastal Bancorp, Inc. ("Bancorp"), through Coastal Capital Trust I (a consolidated trust subsidiary) (the "Trust"), issued 2,000,000 trust preferred securities ("Trust Preferred Securities") with a liquidation preference of $25 per security. The Trust Preferred Securities represent an interest in Bancorp's junior subordinated debentures, which were purchased by the Trust. The junior subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 9.0% and are included in interest expense in the consolidated statements of income. The Trust Preferred Securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 30, 2032, at the option of Bancorp on or after June 30, 2007, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined with the trust indenture. Bancorp has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

     A portion of the proceeds from the issuance of the Trust Preferred Securities were used to repurchase 500,000 shares of common stock for $15.0 million from a director of the Company in June 2002. In addition, $28.8 million of the proceeds were used on July 15, 2002, to redeem the Bank's 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAP) through a capital contribution.

     On  August  27, 1998, December 21, 1998, February 25, 1999, April 27, 2000,
July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock of the Company through an open market repurchase program and privately negotiated repurchases, if any. As of December 31, 2002, a total of 2,729,575 shares had been repurchased under all of the authorized repurchase plans. The Company will continue its practice of taking the opportunity to repurchase common stock with excess capital during times of share price weakness.

     At December 31, 2002, the Company had total consolidated assets of $2.5 billion, total deposits of $1.6 billion, 9.12% Series A Cumulative Preferred Stock of $27.5 million and common stockholders' equity of $125.4 million.

     The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS"), and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the "Department"). The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC") and by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), one of the 12 regional banks which comprise the Federal Home Loan Bank System. See "Regulation - Regulation of the Bank." The Company is also subject to various reporting and other requirements of the Securities and Exchange Commission (the "SEC"). See "Regulation - The Company."

     The Company's executive offices are located at Coastal Banc Plaza, 5718 Westheimer, Suite 600, Houston, Texas 77057-5745, and its telephone number is
(713) 435-5000. The Bank operates a website on the Internet for business and marketing purposes at www.coastalbanc.com. (The website is not a part of this
                        -------------------
Form  10-K.)


     COASTAL  BANC  SSB

     The Bank is a Texas-chartered, Federally insured state savings bank. It is headquartered in Houston, Texas and operates through 43 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas.

     The Bank, which was originally organized in 1954, was acquired in 1986 by an investor group (which includes a majority of the current members of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Since then, the Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, and, in 1995, acquired an independent national bank. By December 31, 2002, the Bank had total assets of $2.5 billion, total deposits of $1.6 billion and stockholders' equity of $199.7 million.

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

     Since completion of the Southwest Plan Acquisition, the Bank has entered into a series of branch office transactions (including three disposition transactions) and one whole bank acquisition. All of these transactions resulted in the net assumption of $1.8 billion of primarily retail deposits and 58 branch offices (23 of which were subsequently closed or sold). The Bank has also opened seven de novo branches since its inception, six in the Houston metropolitan area and one in Austin. The Bank will continue to pursue acquisitions in Texas as a vehicle for growth, although there can be no assurance that the Bank will be able to continue to do so on an accretive basis in the future, or at all.

     INTEREST RATE RISK. The Bank has implemented its second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to the repricing or expected terms of its interest-bearing liabilities. The Bank also tries to match the basis or index (for example, the London Interbank Offered Rate
("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI") upon which these assets and liabilities reprice. Generally this matching is achieved through management of the composition of the Bank's assets and liabilities. The Bank may also use interest rate swap and cap agreements to aid in minimizing exposure to interest rate and price fluctuations. In November 2001, to strategically restructure a portion of its asset base to make it less vulnerable to market interest rate and price fluctuations, the Company completed the sale of approximately $845 million of its mortgage-backed securities. The majority of the securities sold were Collateralized Mortgage Obligations ("CMOs") tied to COFI and contained extension risk which caused, on average, high levels of price volatility. Also in November, the Company used a portion of the proceeds of the sale to purchase approximately $512 million of primarily pass thru mortgage-backed securities with an overall shorter expected duration. Coastal reduced borrowings with the remainder of the proceeds from the sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" set forth in Item 7 hereof.

     CREDIT RISK. The Bank has implemented the third operating principle, controlling credit risk while increasing the emphasis on its commercial business lending, by (i) taking a cautious approach to its direct lending operations, including the development of commercial business lending, and (ii) holding a substantial portion of its assets in primarily adjustable rate first lien (single family) residential mortgage loans and mortgage-backed securities. At December 31, 2002, the Company's total loans receivable portfolio (excluding loans held for sale) amounted to $1.8 billion or 71.8% of total assets, $855.6 million, or 47.2%, of which were comprised of first lien single family residential mortgage loans. At December 31, 2002, of the Company's $2.5 billion in total assets, $475.0 million or 18.8% of total assets consisted of mortgage-backed securities.

     NONINTEREST EXPENSE. The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed operations and branch office system which is able to economically administer and deliver its products and services. The Company's ratio of noninterest expense to average total assets on a consolidated basis was 2.19% for the year ended December 31, 2002.

LENDING  ACTIVITIES

     GENERAL. Coastal is continuing to expand and diversify its loan portfolio in a manner consistent with the operating principles discussed above by emphasizing the origination or purchase for retention in its portfolio of only those loans determined by management to have an acceptable credit risk and which provide a positive interest rate spread over funding liabilities matched with similar maturities and other characteristics. This strategy is designed to achieve an acceptable risk adjusted rate of return, as determined and continuously evaluated by the Board of Directors and management.

     Since 1995, the Bank has attempted to re-align its lending products to compete with commercial banks in an effort to increase its net interest margin. In doing so, the Bank continues to take a cautious approach to the development and growth of its direct lending operations in its efforts to control credit risk. In November 1995, the Bank acquired its first commercial bank with $103.3 million in loans including first lien residential, multifamily and commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. In 1998, the Bank acquired twelve commercial bank branches (the "1998 Branch Acquisition") and designated them as the foundation for the Bank's Business Banking Centers, which focus on the Bank's commercial banking customers. In an effort to enhance its ability to service its commercial customers, during the fourth quarter of 1997 the Bank implemented a new process for originating, underwriting and approving all loans over $1.0 million. The staff of the Portfolio Control Center ("PCC") is able to incorporate more comprehensive credit information than previously reviewed by the Bank by applying Internet and network computer technology to take a loan from application to closing in less time than before. The PCC staff, as part of the Bank's Asset/Liability Subcommittee, is also responsible for monitoring and managing the Bank's assets and liabilities and their sensitivity to interest rate changes.

     The following table sets forth information concerning the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                At December 31,
                                            2002           2001         2000         1999         1998
                                       ---------------  -----------  -----------  -----------  -----------
                                                                (In thousands)
Real estate mortgage loans:
  First lien residential                  $855,633       $880,624     $908,841     $836,005     $690,510
  Multifamily                              116,020        124,616      224,361      163,059      119,447
  Residential construction                 123,085        136,035      157,950      136,675      115,714
  Acquisition and development              143,463        140,009      133,005      103,357       75,932
  Commercial                               317,692        319,377      347,921      314,292      257,723
  Commercial and multifamily
    construction                           241,128        222,026       90,256       65,934       40,344
Commercial secured by residential
  mortgage loans held for sale
  ("Warehouse")                                 --         11,508        8,518       60,372      173,124
Commercial secured by mortgage
  servicing rights ("MSR")                      --             --           --           --        3,867
Commercial, financial and industrial       135,209        116,029      120,420      100,195       92,218
Loans secured by deposits                   14,465         21,238       13,681       13,094       13,164
Consumer and other                          33,430         43,384       56,522       63,383       66,989
                                       -------------    -----------  -----------  -----------  -----------

  Total loans                            1,980,125      2,014,846    2,061,475    1,856,366    1,649,032
                                       -------------    -----------  -----------  -----------  -----------

Loans in process                          (147,769)      (131,064)    (142,451)    (108,561)     (99,790)
Allowance for loan losses                  (18,118)       (15,385)     (14,507)     (10,493)     (11,358)
Unearned interest and loan fees             (2,910)        (2,959)      (3,864)      (2,947)      (3,493)
Net premium (discount) on
  purchased loans                            1,457         (1,837)      (4,425)         716        3,758
                                       -------------    -----------  -----------  -----------  ----------
  Total loans receivable, net           $1,812,785     $1,863,601   $1,896,228   $1,735,081   $1,538,149
                                       =============   ===========  ===========  ===========  ===========

     SCHEDULED  MATURITIES.       The  following  table  sets  forth  certain
information at December 31, 2002 regarding the principal amount of loans maturing in the Company's loans receivable portfolio (excluding loans held for sale) based on their contractual terms to maturity assuming no periodic amortization of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                   At December 31, 2002
                                             More than      More than        More than     More than      Over
                                 One year   one year to    three years      five years    ten years to   twenty
                                  or less   three years   to five years    to ten years  twenty years     years      Total
                                 ---------  ------------  ---------------  ------------  -------------  --------  ----------
                                                                     (In thousands)

First lien residential mortgage  $   6,116  $     13,045  $        20,662  $     64,229  $     477,754  $273,010  $  854,816
Multifamily mortgage                75,685        35,044            2,869           117          1,683        --     115,398
Residential construction            72,369         2,624              219           367             --        --      75,579
Real estate acquisition
  and development                   33,092        51,582            3,417           297             --        --      88,388
Commercial real estate             102,259        89,940           52,220        28,751         39,534        --     312,704
Commercial  and multifamily
  construction                      43,377       107,966           16,200         4,749         14,308        --     186,600
Commercial, other                   66,512        48,143           12,245         9,394            161        --     136,455
Consumer and other                  10,151        11,025            8,630         6,030          6,935        74      42,845
                                 ---------  ------------  ---------------  ------------  -------------  --------  ----------
  Total loans                    $ 409,561  $    359,369  $       116,462  $    113,934  $     540,375  $273,084  $1,812,785
                                 =========  ============  ===============  ============  =============  ========  ==========

     The average life of loans is generally substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgages are substantially lower than existing mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     The following table sets forth the amount of loans due after one year from December 31, 2002 by category and which have fixed or adjustable interest rates.

                                                Interest  Rate
                                         ------------------------------
                                              Fixed        Adjustable     Total
                                         ---------------  ------------  ----------
                                                         (In thousands)

First lien residential mortgage          $       189,117  $    659,583  $  848,700
Multifamily mortgage                               3,056        36,657      39,713
Residential construction                             535         2,675       3,210
Real estate acquisition and development              317        54,979      55,296
Commercial real estate                            44,310       166,135     210,445
Commercial and multifamily construction            2,713       140,510     143,223
Commercial, other                                 21,525        48,418      69,943
Consumer and other                                32,275           419      32,694
                                         ---------------  ------------  ----------
  Total                                  $       293,848  $  1,109,376  $1,403,224
                                         ===============  ============  ==========

     ORIGINATION, PURCHASE AND SALE OF LOANS. The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of loans held for sale or of mortgage loans serviced for third party investors during the periods presented. See "Mortgage Loan Servicing."

                                                            Year  Ended  December  31,
                                                          2002           2001         2000
                                                    ---------------  -----------  -----------
                                                                   (In thousands)
 Loan Originations:
   First lien residential mortgage                  $       22,185   $   49,452   $   40,957
   Home equity                                              14,691        8,799        6,406
   Residential construction and acquisition
     and development                                       245,658      281,253      302,839
   Warehouse                                                65,409      159,595      359,270
   Multifamily mortgage                                      7,319       47,779       86,404
   Commercial real estate                                   99,208      151,016      130,581
   Commercial and multifamily construction                 118,100       70,891       39,724
   Commercial, financial and industrial                    246,359      141,600      138,959
   Consumer and other                                       38,569       44,641       46,057
                                                    ---------------  -----------  -----------
     Total loan originations                               857,498      955,026    1,151,197
 Purchase of residential mortgage loans                    421,371      250,945      236,362
 Purchase of residential construction loans                     --           --          608
                                                    ---------------  -----------  -----------
     Total loan originations and purchases               1,278,869    1,205,971    1,388,167
                                                    ---------------  -----------  -----------
 Sale of residential mortgage loans                         84,241           --           --
 Loans reclassified to held for sale category, net           8,749           --           --
 Foreclosures                                                6,260        5,450        3,672
 Principal repayments and reductions to
   principal balance                                     1,223,520    1,232,944    1,217,229
                                                    ---------------  -----------  -----------
     Total foreclosures, repayments and
       reductions to principal balance                   1,322,770    1,238,394    1,220,901
                                                    ---------------  -----------  -----------
 Amortization of premiums, discounts and fees on
   loans                                                    (1,115)       3,696         (329)
 Provision for loan losses                                  (5,800)      (3,900)      (5,790)
                                                    ---------------  -----------  -----------
     Net increase (decrease) in loans receivable    $      (50,816)  $  (32,627)  $  161,147
                                                    ===============  ===========  ===========

     FIRST LIEN RESIDENTIAL MORTGAGE LOAN PURCHASES, SALES AND ORIGINATIONS. The Bank primarily purchases, and also originates, loans secured by first lien mortgages on completed single family residences for its own portfolio. The majority of the Bank's residential mortgage loan portfolio has been acquired through bulk purchases in the traditional secondary market and is secured by real estate located throughout the United States. During 2002, 2001 and 2000, the Bank purchased $421.4 million, $250.9 million and $236.4 million of such loans, respectively. The Bank also originates these types of loans primarily in the geographic areas surrounding the Bank's branch locations. During 2002, 2001 and 2000, the Bank originated residential mortgage loans for portfolio totaling $22.2 million, $49.5 million and $41.0 million, respectively.

     From time to time, the Bank also sells residential mortgage loans. During 2002, the Bank's management made the decision to liquidate a portion of its mortgage loan portfolio through sales to third party investors. The first sale was in March 2002 when the Bank sold $10.8 million of under-performing mortgage loans. Prior to the sale, the Bank wrote those loans down to fair value and recorded a charge-off to the allowance for loan losses of $761,000. In addition, as of March 31, 2002, the Bank wrote down to fair value and reclassified $9.1 million of other under-performing single-family mortgage loans to the held for sale category. The loans that were reclassified to the held for sale category were written down to fair value as of March 31, 2002 through a charge-off to the allowance for loan losses of $691,000. During the second quarter of 2002, a total of $3.1 million of these under-performing loans held for sale were sold to the same third party investor. As of December 31, 2002, the Bank had reclassified the remaining $3.0 million of these loans held for sale back to the loans receivable portfolio.

     The second sale was in the fourth quarter of 2002 when the Bank entered into an agreement with a third party to sell approximately $77.0 million of single-family mortgage loans. As of December 31, 2002, $74.4 million of these loans had been sold, $70.1 million of which were sold servicing retained and $4.3 million (which were considered nonperforming loans) were sold servicing released. The remaining $2.6 million, which are under a contract for sale, were reclassified to the held for sale category at December 31, 2002. In connection with this sale and the reclassification of the remaining loans to the held for sale category, the loans were written down to fair value through a charge-off to the allowance for loan losses of $309,000. In addition, the Company recorded a gain of $359,000 on the sale of these loans receivable as a result of the Bank recording the estimated fair value of the mortgage servicing rights retained. See "Mortgage Loan Servicing."

     The Bank acquires first lien residential mortgage loans for its portfolio through bulk purchases when the prices of these purchases are considered to be favorable. The acquisition of first lien residential mortgage loans has been accomplished primarily through bulk purchases in the traditional secondary market (from mortgage companies, financial institutions, investment banks, CBCC and beginning in 2002, from CBMC). Bulk purchases allow the Bank to obtain these residential mortgage loans without the direct cost of origination activities. Personnel from the Bank generally analyze loan bid packages, as they become available from CBMC, CBCC (through September 2002) and from third parties, and the members of the PCC, along with the Bank's Chief Executive Officer, review the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The bid price with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, assumed prepayment speeds and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan packages that meet the Bank's purchase criteria.

     The Bank offers, but does not actively solicit, a variety of mortgage products designed to respond to consumer needs and competitive factors. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. The Bank also originates conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which is presently $322,700, or loans that do not otherwise meet the criteria established by FNMA or FHLMC).

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

     While the Bank has the general authority to originate and purchase loans secured by real estate located anywhere in the United States, the largest concentrations of its first lien residential mortgage and residential construction loan portfolios are secured by real estate located in California and Texas.

     RESIDENTIAL CONSTRUCTION LENDING. The Bank initiated a construction lending program with local builders in the latter part of 1989 which has grown considerably since its inception. At the initiation of the program, management of the Bank initially surveyed the members of the residential construction industry in the Bank's Houston market area and targeted those companies. The Bank now has expanded its residential construction lending into the Dallas, Austin and Rio Grande Valley markets. Loans are made primarily to fund residential construction. Construction loans are made on pre-sold and speculative residential homes considered by management to be in well located, viable subdivisions and planned unit developments.

     Most of the builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit (which is generally 90 days to one year), the interest rate of the loans to be offered under the line (which is generally set at a rate indexed to The Wall Street Journal prime rate or LIBOR on the outstanding monthly loan balance) and the loan fees payable.
When the builder desires to draw upon a short-term line of credit, a separate loan application generally must be made under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately verified to be in compliance with the terms previously approved with the line of credit.

     The terms of the Bank's construction loans are typically for one year or less, unless extended by the Bank. If a construction loan is extended, the borrower is generally charged a loan fee for each 90 day extension period. The Bank reserves the right to extend any loan term, but generally does not permit the original term and all extensions to exceed 24 months without amortization of principal either in monthly increments or a lump sum.

     The loan-to-value ratio (applied to the underlying property that collateralizes the loan) of any residential construction loan may not exceed the lesser of 85% of appraised value or 100% of the actual cost. All individual loans are limited in dollar amount based upon the project proposed by the builder. Draws for lot purchases are generally limited to the contracted sales price of the lot (to include escalations) not to exceed 100% of the lot's appraised value. Other special conditions which the Bank attaches to its construction loans include a requirement that limits the number and dollar amount of loans which may be made based upon unsold inventory. The Bank may also, at its sole discretion, discontinue making any further loans if the builder's unsold inventory exceeds a certain level from all lending sources or if the builder fails to pay its suppliers or subcontractors in a timely manner.

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

     At December 31, 2002, the Bank had $76.7 million in outstanding residential construction loans (net of loans in process of $46.4 million) of which $49,000 were on nonaccrual status. At the present time, the Bank has approved builders primarily domiciled in the Houston, Dallas, and Austin metropolitan areas, as well as the Rio Grande Valley area, and is selectively soliciting new builders for its residential construction lending program. In addition, the Bank participates in the funding of residential construction loans with other institutions. Two of the Bank's approved builders are authorized for the funding of loans on properties located outside the state of Texas. At December 31, 2002, there were loans totaling $9.6 million for these builders in the states of Arizona, Florida, New Mexico and Ohio. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship.

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

     COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LENDING. The Bank initiated a program in 1993 to actively seek loans secured by commercial or multifamily properties. Commercial real estate and multifamily mortgage loans typically involve higher principal amounts and repayment of the loans generally depends, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are generally for a short to medium term of between one to five years, and have floating rates indexed to prime rate or LIBOR or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are primarily located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and continually monitoring the operation of the collateral. At December 31, 2002, commercial real estate loans totaling $317.7 million and multifamily mortgage loans of $116.0 million were outstanding. At December 31, 2002, the Bank had commercial real estate loans totaling approximately $1.3 million that were on nonaccrual status and no multifamily mortgage loans that were on nonaccrual status.

     The Bank began originating commercial real estate and multifamily construction loans in 1996 primarily for the construction or renovation of income generating facilities. The Bank generally underwrites these loans in the same way it underwrites its multifamily mortgage loans and attempts to manage the risk of such loans by lending to proven developers/owners, requiring that each builder maintain a specified amount of equity in the project, continually monitoring the progress of the development through site inspections prior to loan disbursement and by monitoring other financial strength requirements. At December 31, 2002, commercial and multifamily construction loans totaling $191.5 million (net of loans in process of $49.6 million) were outstanding, none of which were on nonaccrual status.

     WAREHOUSE LENDING. Beginning in 1992 and through 2002, the Bank provided or participated in lines of credit to mortgage companies generally for their origination of single family residential loans which are typically sold no more than 90 days from origination to FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or to private investors. The lines of credit were generally renewable annually. Borrowers paid interest on funds drawn at a floating rate. In addition, the Bank usually received a fee for each loan file processed under these lines of credit, the Bank (or the lead lender in a participation) held the original mortgage loan notes and other documentation as collateral until repayment of the related lines of credit, except when a third party lender was acting as the lead lender in the lending relationship.

     Warehouse loans were underwritten in accordance with Bank policies and procedures. Bank personnel attempted to minimize the risk of making Warehouse loans (excluding participations in loans where a third party bank is acting as the lead bank) by, among other things, (i) taking physical possession of the originator's collateral, (ii) directly receiving payment from secondary market investors when the loans are sold and remitting any balance to the borrower after deducting the amount borrowed for that particular loan, (iii) visiting the originator's office from time to time to review its financial and other records and (iv) monitoring each originator by periodically reviewing their financial statements, loan production delinquency and commitment reports and, on an annual basis, by reviewing their audited financial statements and auditor's letter to its board of directors. In loan participations where a third party bank was acting as the lead bank, the Bank relied on the lead bank to perform substantially the same procedures as noted above.

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

     Throughout 1999, the Bank worked with the lead lender and the bankruptcy trustee to determine the value of, and sell, the underlying collateral. As of December 31, 1999, the Bank had received only $1.1 million in proceeds from the MCA loan. Due to the uncertainty of the value of the remaining collateral, the Bank charged-off the remaining $8.9 million balance of this loan in 1999 resulting in the additional provision for loan losses of $6.8 million during 1999. The Bank will continue to work with the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA. During the years ended December 31, 2002, 2001 and 2000, Coastal received $288,000, $267,000 and $180,000, respectively, in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses in the period received.

     In the second situation, during 1999, the Bank purchased approximately $10.1 million of the underlying loans securing a $13.2 million Warehouse and servicing rights line of credit due to default by the borrower. The remaining outstanding balance of $990,000 on this Warehouse and servicing rights line of credit was charged-off during 1999.

     In 1999, the Bank began to decrease its emphasis on Warehouse lending and as of December 31, 2002 had no warehouse borrowers or loans outstanding. During the year ended December 31, 2002, the Bank originated $65.4 million of Warehouse loans. At December 31, 2002, there were no Warehouse loans outstanding.

     MSR LENDING. Beginning in 1992 and discontinued in 1999, the Bank loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. Loans of this nature generally had terms of one to five years, and were generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans were made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans were collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. MSR loans were underwritten in substantially the same manner as Warehouse loans, where Bank personnel closely monitored MSR borrowers by, among other things, reviewing the borrower's financial condition and operations in the same manner as they did for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio did not exceed 75.0% during the life of the loan. During 1999, the Bank incurred a loss on a Warehouse and servicing rights line of credit due to default of the borrower as discussed previously. The Bank did not have any MSR loans outstanding at December 31, 2002 or 2001.

     REAL ESTATE ACQUISITION AND DEVELOPMENT LENDING. The Bank originates loans to residential real estate builders and developers as well as to major homebuilders for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into residential lots to be sold to third parties or used by the homebuilders. The Bank generally lends only to developers with good track records and strong financial capacity and on property where a substantial number of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 36 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold or used by homebuilders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties, however, when lending directly to a major homebuilder the risk is mitigated by the strength of the borrower. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 2002, the Bank had $91.7 million (net of loans in process of $51.8 million) of real estate acquisition and development loans outstanding. At December 31, 2002, there were two real estate acquisition and development loans to one borrower totaling $5.5 million on nonaccrual status.

     COMMERCIAL BUSINESS LENDING. Development of a commercial business lending program continues to be a strategic goal of Bank management. The commercial bank acquisition in 1995 provided the Bank with an established commercial business lending program directed to small and medium sized companies primarily in the Houston and Austin metropolitan areas. Since that acquisition, management has continued to develop the infrastructure for commercial business lending in most of the Bank's major markets. In addition, the Bank acquired twelve commercial bank branches in the 1998 Branch Acquisition and significantly increased the Bank's commercial business loan origination capacity. The commercial, financial and industrial loans ("Commercial Business loans") are typically made to provide working capital financing or asset acquisition financing to businesses and are generally secured by the borrower's working capital assets (i.e., accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e., operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) which are indexed to prime rate, LIBOR or are fixed and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand its commercial business lending programs, while managing the associated credit risk by continually monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 2002, Commercial Business loans outstanding totaled $135.2 million, with $1.6 million of such loans on nonaccrual status.

     CONSUMER AND OTHER LENDING. The Bank makes available traditional consumer loans, such as home improvement, home equity, new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits to consumers in the markets served by its retail branches and business banking centers. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes. At December 31, 2002, the Bank had $33.4 million in consumer and other loans outstanding, with $128,000 of such loans on nonaccrual status, and $14.5 million in loans secured by deposits.

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

     LOANS RECEIVABLE HELD FOR SALE. From time to time, the Bank has loans classified as held for sale. These loans are generally single-family loans purchased with the original intent to resell them or loans that have been reclassified from the loans receivable portfolio to held for sale due to the intent to sell. Loans receivable held for sale are carried at the lower of cost or market value. At December 31, 2002, the Bank had $49.9 million in loans receivable held for sale, $47.3 million of which was due to a loan package purchased in November 2002 with the intent to sell the package to third party investors by the end of January 2003. The remaining $2.6 million were loans reclassified to the held for sale category and are under a contract for sale which is expected to close during the first quarter of 2003.

     ASSET QUALITY. The Bank, like all financial institutions, is exposed to certain credit risks related to the value of the collateral which secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Management of the Bank monitors the loan portfolio and the Bank's real estate acquired as a result of foreclosure ("REO") for potential problems on a weekly basis and reports to the Board of Directors on a monthly basis. When a borrower fails to make a required loan payment or other weaknesses are detected in a borrower's financial condition, the Bank determines an appropriate course of action including contacting the borrower. Delinquencies are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, usually including commencing a foreclosure action. As a matter of policy, the Bank generally does not accept from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the foreclosed real estate is then included in the Bank's REO portfolio until it is sold.

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










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

     The following table sets forth information regarding the Bank's nonperforming assets as of the dates shown.

                                                                                  At December 31,
                                                                             2002      2001      2000
                                                                          --------  --------  --------
                                                                              (Dollars in thousands)
Nonaccrual loans:
 First lien residential mortgage                                          $ 9,184   $21,744   $16,062
 Multifamily real estate                                                       --        82        --
 Residential construction                                                      49       218       390
 Commercial real estate                                                     1,323     1,174     1,134
 Acquisition and development                                                5,485         6        --
 Commercial, financial and industrial                                       1,609       499     1,152
 Consumer and other                                                           128       141       496
                                                                         ---------  --------  --------
   Total nonaccrual loans                                                  17,778    23,864    19,234
                                                                         ---------  --------  --------
Loans greater than 90 days delinquent
 and still accruing interest:
 First lien residential mortgage                                               --        62       475
 Multifamily real estate                                                      282        --        --
 Residential construction                                                      83       755        --
 Commercial real estate                                                       302        --       736
 Acquisition and development                                                   59        --        --
 Commercial, financial and industrial                                          43        31       634
 Consumer and other                                                            --         1       153
                                                                         ---------  --------  --------
   Total loans greater than 90 days
     delinquent and still accruing
     interest                                                                 769       849     1,998
                                                                         ---------  --------  --------
Total nonperforming loans                                                  18,547    24,713    21,232
                                                                         ---------  --------  --------
Total REO and repossessed assets                                            4,433     4,607     4,095
                                                                         ---------  --------  --------
Total nonperforming assets                                                $22,980   $29,320   $25,327
                                                                         =========  ========  ========
Ratio of nonaccrual loans to total loans
 receivable and loans held for sale                                          0.95%     1.28%     1.01%
                                                                         =========   =======   =======
Ratio of nonperforming loans to total
 loans receivable and loans held for
 sale                                                                        1.00%     1.33%     1.12%
                                                                         =========   =======   =======
Ratio of nonperforming
 assets to total assets                                                      0.91%     1.13%     0.82%
                                                                         =========   =======   =======

     Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing interest. At December 31, 2002, the Bank's nonperforming loans decreased, when compared to December 31, 2001, by $6.2 million or 25.0%, to $18.5 million. The decrease in nonperforming loans is mainly due to the Bank's decision to liquidate a portion of its single-family mortgage loan portfolio during 2002 through two loan sales. As discussed previously, the first loan sale was in March 2002 when the Bank sold $10.8 million of its under-performing loans (some of which were considered nonperforming) to a third party investor. The second sale was in December 2002 when the Bank sold $4.3 million of nonperforming loans.

     At December 31, 2002, nonperforming assets included REO with an aggregate book value of $4.1 million and repossessed assets of $288,000. At such date, the Bank's REO consisted of 49 single family residential properties totaling $2.4 million, 8 commercial properties totaling $1.6 million and 4 residential construction properties totaling $145,000. The Bank actively markets the REO properties held. The Bank has historically incurred minimal losses on the sale of single family REO properties.

     For the year ended December 31, 2002, approximately $745,000 in additional interest income would have been recorded on the above loans accounted for on a nonaccrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. Net income for 2002 included $632,000 in interest income for these same loans prior to the time they were placed on nonaccrual status.

     The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios, or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 2002, the carrying value of impaired loans totaled approximately $8.5 million and the related allowance for loan losses on those impaired loans totaled $2.4 million. Of the impaired loans outstanding at December 31, 2002, eight loans with a total balance of $551,000 did not have a specific portion of the allowance for loan losses allocated to them at such date. The average balance of impaired loans during the year ended December 31, 2002 was approximately $3.8 million. For the year ended December 31, 2002, the Bank did not recognize interest income on loans considered impaired.

     The Bank had loaned $123.1 million at December 31, 2002, under its residential construction lending program to multiple borrowers who are engaged in similar activities. Certain of these borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential
Construction  Lending."  The  Bank  had  no  other  loan  concentrations.

     ALLOWANCE FOR LOAN LOSSES. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses in the appropriate provision required to maintain an adequate allowance to absorb probable losses on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.

                                                               Year  Ended  December  31,
                                                        2002      2001      2000       1999      1998
                                                      -------   --------   ------   --------    ------
                                                                 (Dollars in thousands)
Balance at beginning of year                         $15,385   $14,507   $10,493   $ 11,358   $ 7,412
Charge-offs                                           (3,878)   (4,073)   (2,174)   (11,830)   (1,693)
Recoveries                                               811     1,051       398        390       282
Provision for loan losses                              5,800     3,900     5,790     10,575     3,100
Allowance of acquired entities(1)                         --        --        --         --     2,257
                                                     -------   -------   -------   --------   --------
Balance at end of year                               $18,118   $15,385   $14,507   $ 10,493   $11,358
                                                     =======   =======   =======   ========   ========
Ratio of net charge-offs during the
 period to average net loans
 outstanding during the period                          0.16%     0.16%     0.09%      0.69%     0.10%
                                                      ======   =======   =======   ========   ========

________________________

(1) The allowance of acquired entities in 1998 represents the allowance for loan losses recorded in connection with the loans acquired in the 1998 Branch Acquisition.


     The following table sets forth the charge-offs by type of loan during the periods indicated.

                                                                   Year Ended December 31,
                                                          ---------------------------------------
                                                           2002     2001    2000    1999     1998
                                                          ------   ------  -----  -------  ------
                                                                       (In thousands)
First lien residential mortgage(1)                        $2,120  $  648  $  735  $   331  $  544
Residential construction                                      15      80      --       26      --
Commercial real estate                                       118     339      55       10      24
Commercial, Warehouse and MSR                                 --      --      --    9,924      --
Commercial, financial and industrial                         812     782     763      829     648
Consumer and other(2)                                        813   2,224     621      710     477
                                                           -----  ------  ------  -------  ------
Total charge-offs                                         $3,878  $4,073  $2,174  $11,830  $1,693
                                                           =====  ======  ======  =======  ======

________________________

(1) In 2002, includes charge-offs totaling $1.8 million related to the Bank's decision to liquidate a portion of the mortgage loan portfolio. See "First Lien Residential Mortgage Loan Purchase, Sales and Originations."

(2) In 2001, includes the charge-off of an $818,000 commercial overdraft loan ($450,000 of which was subsequently recovered through insurance proceeds) and $754,000 of charged-off purchased automobile loans, in addition to the charge-offs of other consumer type loans.

     The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.

                                                                             At December 31,
                                                             2002     2001       2000     1999       1998
                                                           -------  -------  ---------  ---------  ---------
                                                                             (In thousands)
First lien residential mortgage                            $ 1,774  $ 2,556  $   2,408  $   2,529  $   3,238
Multifamily mortgage                                           298      330        608        442        383
Residential construction                                       369      411        622        384        343
Real estate acquisition and development                      2,834    1,407      1,330      1,034        759
Commercial real estate                                       3,416    2,701      2,574      2,221      2,112
Commercial construction                                      3,332    2,177      1,480        972        225
Commercial, Warehouse and MSR                                   --       53         45        256      1,722
Commercial, financial and industrial                         2,633    1,891      2,611      1,650      1,750
Consumer and other                                             485      606      1,119        992        826
Unallocated                                                  2,977    3,253      1,710         13         --
                                                           ------   -------  ---------  ---------  ---------
                                                           $18,118  $15,385  $  14,507  $  10,493  $  11,358
                                                           =======  =======  =========  =========  =========

     The following table sets forth the allocation of the provision or the reduction of allowance for loan losses by loan type during the periods indicated.

                                                                                Year Ended December 31,
                                                                     2002     2001       2000        1999       1998
                                                                   -------  -------  ---------  ----------  ---------
                                                                                    (In thousands)
First lien residential mortgage                                    $1,262   $  746   $    573   $    (446)  $  1,142
Multifamily mortgage                                                  (32)    (278)       166          59       (184)
Residential construction                                              (27)    (131)       238          67         55
Real estate acquisition and development                             1,427       77        296         275        443
Commercial real estate                                                825      464        406         119         82
Commercial construction                                             1,155      697        508         747        (36)
Commercial, Warehouse and MSR                                        (341)    (259)      (397)      8,456      1,228
Commercial, financial and industrial                                1,503      (20)     1,616         561        240
Consumer and other                                                    304    1,061        687         724        846
Unallocated                                                          (276)   1,543      1,697          13       (716)
                                                                   ------   ------   --------   ---------   ---------
                                                                   $5,800  $ 3,900   $  5,790   $  10,575   $  3,100
                                                                   ======   ======   ========   =========   ========

     Estimating the allowance for loan losses is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio and considers such factors as specific known risks, historical and peer group experience, the existing nonperforming loans and the underlying collateral value on those loans, general economic conditions, particularly as they relate to Coastal's lending areas, industry standards, regulatory policies and other factors related to the collectibility of Coastal's loan portfolio. Based on the ongoing assessment by management, provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on probable losses in the loan portfolio. While management uses the best information available to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary. When comparing 2002 and 2001, the changes in the provision for loan losses are due to management's continuing evaluation of the overall allowance for loan losses. The increase in the provision for loan losses in 2002 (in the fourth quarter of 2002) was due to management's reevaluation of the allowance for loan losses given the current economic conditions, the decision in 2002 to sell loans which resulted in charge-offs totaling $1.8 million to writedown such loans to fair value, and the changes that have occurred within the mix of Coastal's loan portfolio, in addition to certain specific loans in the portfolio that have warranted greater attention and specific allocations of the allowance for loan losses. While management believes that it has adequately provided for loan losses and that the allowance for loan losses is adequate at December 31, 2002, it will continue to monitor the loan portfolio and make adjustments to its allowance for loan losses as it considers necessary. At December 31, 2002, the Bank's ratio of the allowance for loan losses to nonperforming loans was 97.69% and the ratio of the allowance for loan losses to total loans receivable was 1.00%.

     The Board of Directors of the Bank reviews its Asset Classification and Allowance Policy ("ACAP") at least annually. The policy provides that the Bank at least annually will establish a monthly provision amount to be added to the allowance for loan losses and the resultant allowance will be "tested" monthly for adequacy based on policy guidelines. Management maintains the allowance for loan losses at a level considered adequate to cover probable losses on the loans receivable portfolio. This allowance covers all loans, including loans deemed to be impaired, loans not impaired, and loans excluded from the impairment test. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio, which considers, among other things, the size, quality and risk of loans in the portfolio, identification of any adverse situations which may affect the ability of borrowers to repay, assessment of current and future economic conditions, regulatory policies and the estimated value of the underlying collateral, if any.

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

     Due to the Bank's declining servicing for others portfolio (with an average remaining loan life of approximately seven years), management decided to sell its entire servicing rights portfolio based on the then current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. Effective March 31, 2000, the Bank sold, to a third party, its rights to service approximately $389.1 million of mortgage loans for third party investors, primarily FNMA and FHLMC, pursuant to a purchase and sale agreement. The Bank subserviced those mortgage loans until the transfer to the purchaser was completed in the second quarter of 2000. The Bank recorded a $2.2 million gain on the sale of the above mentioned mortgage servicing rights in 2000.

     In December 2002, Coastal sold $70.1 million of mortgage loans with servicing retained to a third party investor and recognized the estimated fair value of those servicing rights retained of $359,000, which is recorded in prepaid expenses and other assets in the Company's Consolidated Statement of Financial Condition at December 31, 2002. As of December 31, 2002, Coastal's serviced for others approximately $68.8 million of such loans. See "First Lien Residential Mortgage Loan Purchases, Sales and Originations."

     The Bank receives fees for servicing mortgage loans for others, which generally range from 0.25% to 0.50% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. Servicing fees are collected out of the monthly mortgage payments made by borrowers and were recorded net of the amortization of mortgage servicing rights.

MORTGAGE-BACKED  SECURITIES

     The Bank maintains a large portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 2002, the Company's mortgage-backed securities available-for-sale portfolio amounted to $475.0 million, or 18.8%, of total assets. Effective September 30, 2001, Coastal transferred all of its mortgage-backed securities to the available-for-sale category. This was due to management's intent to restructure a portion of the asset base to make it less vulnerable to market interest rate fluctuations. In late November 2001, Coastal completed the sale of approximately $845 million of its mortgage-backed securities and recorded a gain of $169,000. The majority of the securities sold were CMOs tied to COFI and contained extension risk which caused, on average, higher levels of price volatility. Also in November 2001, Coastal used a portion of the proceeds of the sale to purchase approximately $512 million of primarily pass-thru mortgage-backed securities. A consequence of this 2001 securities sale is that any securities purchased by Coastal for approximately two years thereafter are required to be placed in either the available-for-sale or trading category. Securities available-for-sale are securities other than those held-to-maturity or for trading purposes and are recorded at fair value, with unrealized gains and losses excluded from earnings and recorded net of tax as other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses on securities are recorded in earnings in the year of sale based on the specific identification of each individual security sold. Premiums and discounts on mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion being adjusted when the prepayments are received.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                                  At December 31,
                                     2002               2001                 2000
                                 -----------         -----------         ------------
                                                    (In thousands)
Held-to-maturity:
 CMOs                             $       --        $     --              $812,460
 Agency securities                        --              --                66,595
 Non-agency securities                    --              --                 6,273
                                  ----------        ---------             ---------
                                          --              --               885,328
 Unamortized premium                      --              --                 1,503
 Unearned discount                        --              --                (1,266)
                                  ----------        --------              ---------
Total held-to-maturity            $       --        $     --              $885,565
                                  ==========        ========              =========
Available-for-sale:
 CMOs                             $   83,794        $106,657              $ 77,590
 Agency securities                   379,569         397,413                19,946
 Non-agency securities                 2,047           2,572                    --
                                  ----------        --------              ---------
                                     465,410         506,642                97,536
                                  ----------        --------              ---------
 Unamortized premium                   8,662           9,873                   149
 Unearned discount                        --              --                  (141)
 Net unrealized gain (loss)              950          (2,447)               (2,871)
                                  ----------        --------              ---------
Total available-for-sale          $  475,022        $514,068              $ 94,673
                                  ==========        ========              =========
Total mortgage-backed
 securities                       $  475,022        $514,068              $980,238
                                  ==========        ========              =========

     The mortgage-backed securities which the Company purchases and maintains in portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "AAA" or better by the national securities rating agencies and certain types of CMOs. The FNMA, FHLMC and GNMA certificates ("Agency Securities") are modified pass-through mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental (GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Company that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities generally earn a credit rating of "AAA" or better from one or more of the national securities rating agencies.

     A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Bank does not intend to invest in residual interests in CMOs.

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


                                                       Year  Ended  December  31,
                                                        2002        2001       2000
                                                     ----------  ----------  ---------
                                                               (In thousands)
Mortgage-backed securities
 held-to-maturity purchased                          $      --   $      --   $  4,815
Mortgage-backed securities
 available-for-sale purchased                          112,579     512,267         --
Mortgage-backed securities
 available-for-sale sold                                    --    (844,749)        --
Discount accretion (premium
 amortization), net                                     (3,142)       (401)      (159)
Change in unrealized gain (loss) on
 mortgage-backed securities
 available-for-sale                                      3,397         424        (29)
Principal repayments on
 mortgage-backed securities                           (151,880)   (133,711)   (41,266)
                                                     ----------   ---------   --------
Net decrease in
 mortgage-backed securities                          $ (39,046)  $(466,170)  $(36,639)
                                                     ==========  ==========  =========

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

     DEPOSITS. The Bank attracts a majority of its deposits through its 43 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. The Bank also obtains deposits through acquisitions. The Bank offers a variety of traditional retail deposit products which currently includes interest-bearing checking, noninterest-bearing checking, savings, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. Beginning in 1995 with the acquisition of Texas Capital, the Bank's management has pursued a commercial banking strategy related to deposits designed to increase the level of lower cost transaction and commercial deposit accounts. The Bank offers a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts. The acquisitions and marketing efforts have resulted in the outstanding balances of demand deposit accounts increasing to 39.7% of total deposits at December 31, 2002 from 32.1% at December 31, 1998.












                      [THIS SPACE INTENTIONALLY LEFT BLANK]

     Effective January 1, 1998, the Company implemented a program whereby a portion of the balance in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $250.9 million ($131.3 million from noninterest bearing and $119.6 million from interest-bearing) at December 31, 2002, $243.3 million ($113.0 million from noninterest-bearing and $130.3 million from interest-bearing) at December 31, 2001, and $136.6 million ($68.1 million from noninterest-bearing and $68.5 million from interest-bearing) at December 31, 2000. The following table shows the distribution of and certain other information relating to the Company's deposits by type at the dates indicated.


                                                                                        At December 31,
                                                         ----------------------------------------------------------------------
                                                                2002                        2001                  2000
                                                         -------------------        --------------------   --------------------
                                                                     Percent                     Percent                Percent
                                                                      of                          of                     of
                                                          Amount    Deposits         Amount     Deposits    Amount     Deposits
                                                        ---------  ---------       ----------  ---------  ----------  ---------
                                                                                    (Dollars in thousands)
Demand deposit accounts:
 Noninterest-bearing checking                          $    51,029      3.16%       $   47,712      2.87%  $   80,849      4.83%
 Interest-bearing checking                                  14,353      0.89            15,894      0.96       61,046      3.64
 Savings                                                    44,603      2.76            45,234      2.72       43,891      2.62
 Money market demand
     (including amounts
     reclassified from noninterest
     and interest-bearing checking)                        530,659     32.87           505,789     30.47      374,210     22.34
                                                       -----------   -------        ----------   --------   ---------    ------
   Total demand deposit accounts                           640,644     39.68           614,629     37.02      559,996     33.43
                                                       -----------   -------        ----------   --------   ---------    ------
Certificate accounts:
 Maturing within 1 year                                    768,407     47.61           950,827     57.26    1,038,522     62.00
 1-2 years                                                 131,792      8.16            61,933      3.73       53,378      3.19
 2-3 years                                                  35,685      2.21            23,707      1.43       13,678      0.82
 3-4 years                                                   4,513      0.28             5,830      0.35        4,284      0.26
 4-5 years                                                  33,302      2.06             3,409      0.21        4,745      0.28
 Over 5 years                                                   25        --                51      0.00          323      0.02
                                                       -----------   -------        ----------   --------   ---------    ------
     Total certificate accounts                            973,724     60.32         1,045,757     62.98    1,114,930     66.57
                                                       -----------   -------        ----------   --------   ---------    -------
                                                         1,614,368    100.00%        1,660,386    100.00%   1,674,926    100.00%
                                                                     ========                     =======                =======
 Premium on purchased
   deposits, net                                               --                          --                     55
                                                       -----------                 ----------             ----------
     Total                                           $  1,614,368                  $1,660,386             $1,674,981
                                                       ===========                 ==========             ==========


     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at December 31, 2002, 2001 and 2000:

                                              2002      2001       2000
                                            --------  --------  --------
                                                   (In thousands)
Noninterest-bearing checking                $182,290  $160,738  $148,953
Interest-bearing checking                    134,034   146,144   129,497
Money market demand accounts                 279,717   262,513   237,655


     The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                     Year Ended December 31,
                                                    2002                       2001                     2000
                                          -------------------------  ----------------------    --------------------
                                            Average      Average      Average     Average      Average     Average
                                            Balance     Rate Paid     Balance    Rate Paid     Balance    Rate Paid
                                        --------------  ----------  -----------  ----------  ----------  ----------
                                                                     (Dollars in thousands)
Demand deposit accounts:
 Noninterest-bearing
  checking                               $      30,533         --%  $    54,695         --%  $   74,575         --%
 Interest-bearing checking                       8,662        0.64       36,785        2.03      50,622        2.00
 Savings                                        46,935        1.01       46,266        1.76      47,950        2.15
 Money market demand(1)                        543,206        1.49      439,894        2.00     366,200        2.56
Certificate accounts                         1,018,159        3.27    1,103,792        5.39   1,095,760        5.62
                                          ------------              -----------              ----------
 Total deposits                           $  1,647,495        2.42  $ 1,681,432        4.15  $1,635,107        4.47
                                          ============              ===========              ==========

________________________
(1) Includes amounts reclassified from noninterest-bearing and interest-bearing checking accounts pursuant to the Bank's program under Federal Reserve Regulation D as follows:

                                 2002       2001       2000
                              ----------  --------  --------
                                          (In thousands)

Noninterest-bearing checking  $  139,314  $ 95,733  $ 71,053
Interest-bearing checking        126,532    92,200    69,523
                              ----------  --------  --------
                              $  265,846  $187,933  $140,576
                              ==========  ========  ========


     The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 2002 which mature during the periods indicated.

                         Amounts at December 31,          Amounts at December 31, 2002 Maturing In
                        ------------------------   ------------------------------------------------------
                                                      One Year                              Greater than
                            2002         2001         or Less      Two Years   Three Years   Three Years
                        ---------     ---------    -----------   -----------   -----------   -----------
                                                         (In thousands)
Certificate accounts:
Less than 2.00%       $    104,358    $   29,707  $    101,478    $   2,874      $    --     $      6
2.00% to 3.99%             764,982       434,529       635,394      102,619       16,582       10,387
4.00% to 5.99%              97,681       512,263        27,760       25,145       17,420       27,356
6.00 to 7.99%                6,630        69,188         3,702        1,154        1,683           91
8.00 to 9.99%                   73            70            73           --           --           --
                        ----------    ----------   -----------    ---------      -------      -------
Total                 $    973,724    $1,045,757  $    768,407    $ 131,792      $35,685      $37,840
                        ==========    ==========  ============    =========      =======      =======



     Certificates maturing within one year consist primarily of six month and one year certificates. Historically, a majority of such certificate holders roll over their balances into new certificates with similar terms at the Bank's then current interest rates.

     The following table sets forth the net deposit flows of the Company during the periods indicated.


                                                       Year  Ended  December  31,
                                                      2002        2001       2000
                                                   ----------  ----------  ---------
                                                            (In thousands)
Decrease due to sale of branches (1)               $  (75,275)  $     --   $     --
Net increase (decrease) before interest credited      (11,848)   (86,688)   (20,970)
Interest credited                                      41,105     72,093     71,662
                                                   -----------  ---------  ---------
Net deposit increase (decrease)                    $  (46,018)  $(14,595)  $ 50,692
                                                   ===========  =========  =========

(1) For the year ended December 31, 2002, the $75.3 million decrease is due to the sale of five branch offices and the related deposit accounts.


     The following table sets forth the amount of the Bank's certificates of deposits at December 31, 2002 which are $100,000 or more by time remaining until maturity.


                                             At  December  31,  2002
                                -----------------------------------------------
                                Number of accounts               Deposit Amount
                                ------------------              ---------------
                                                                 (In thousands)
Three months or less                  550                         $  72,245
Over three through six months         341                            37,274
Over six through twelve months        649                            79,989
Over twelve months                    418                            47,523
                                   ------                           -------
   Total                            1,958                         $ 237,031
                                   ======                          ========


     The Bank's deposits are obtained primarily from businesses and residents of Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's commercial business and retail customers. The Bank uses traditional marketing methods to attract new customers and deposits, including newspaper and radio advertising. Through 2002, except as noted below, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. From early 1997 through mid year 2002, the Bank solicitated deposit accounts through a "money desk." Money desk rates were only offered to institutions (primarily credit unions and municipal utility districts) and were generally up to 50 basis points higher than on regular certificate of deposit accounts. The offering of deposits through the "money desk" was discontinued during 2002.

     The Bank also provides its customers with the opportunity to invest in noninsured mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's results of operations for the years ended December 31, 2002, 2001 or 2000. See "Subsidiaries of the Bank - CoastalBanc Financial Corp", and "Subsidiaries of the Bank - Coastal Banc Insurance Agency, Inc."

     BORROWINGS. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.




                                                              At or For the Year
                                                              Ended December 31,
                                                    --------------------------------------
                                                         2002         2001         2000
                                                    -------------  ----------    ---------
                                                            (Dollars in thousands)
FHLB advances:
 Average balance outstanding                       $     683,454   $  795,009   $  926,659
 Maximum amount outstanding at any
   month-end during the period                           760,139    1,218,145    1,275,541
 Balance outstanding at end of period                    696,085      690,877    1,150,305
 Average interest rate during the period                    2.95%        4.90%        6.29%
 Average interest rate at end of period                     2.71%        3.46%        6.48%

Securities sold under agreements
 to repurchase:
 Average balance outstanding                       $          --   $  283,622   $  249,655
 Maximum amount outstanding at any
   month-end during the period                                        493,003      605,214
 Balance outstanding at end of period                         --           --           --
 Average interest rate during the period                      --         3.77%        6.68%
 Average interest rate at end of period                       --           --           --



     As noted previously, as a result of the asset base restructuring that occurred in November 2001, the Company's total assets decreased during that year. As part of the restructuring, the Company sold mortgage-backed securities of $845 million, purchased $512 million of mortgage-backed securities to replace the assets sold and reduced borrowings with the remainder of the sales proceeds.

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

     Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include various short-term, fixed rate advances and long term, fixed and variable-rate advances. At December 31, 2002, the Bank had total FHLB advances of $696.1 million at a weighted average interest rate of 2.71%. Of the advances outstanding at December 31, 2002, $170.0 million were short-term advances with an original maturity of less than 90 days.

     The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase the same security on a specified later date at an agreed upon price. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. The dealers may lend the Bank's securities to others in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 2002, the Bank did not have any borrowings under reverse repurchase agreements.

     To a lesser extent, beginning in 1997, the Bank has utilized federal funds purchased from a correspondent bank for overnight borrowing purposes. Federal funds purchased averaged approximately $18,000 during the year ended December 31, 2000, with an average interest rate during the period of 5.56%. There were no federal funds purchased outstanding at any time during 2002 or 2001 or at any month-end during 2000.

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

SUBSIDIARIES  OF  THE  BANK

     GENERAL. The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 2002, the Bank was authorized to have a maximum investment of approximately $252.5 million in its subsidiaries.

     At December 31, 2002, the Bank had two active wholly-owned subsidiaries, the activities of which are described below. At December 31, 2002, the Bank's aggregate equity investment in its subsidiaries was $423,000.

     COASTALBANC FINANCIAL CORP. CoastalBanc Financial Corp. ("CBFC") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of CBFC. Over the past five years, CBFC has been inactive in its investment advisory capacity. CBFC became active during the last quarter of 1992 in connection with the sale of mutual funds through third party intermediaries. Fees generated, net of expenses, resulted in a net income of $5,000, $27,000 and $37,000 for the years ended
December  31,  2002,  2001  and  2000,  respectively.

     COASTAL BANC INSURANCE AGENCY, INC. In 1987, the Bank entered into an Administrative Services Agreement with CBIA, a Texas business corporation licensed under Texas law to act as a life insurance agent. Until June 22, 2000, CBIA was affiliated with the Bank as a result of being wholly-owned by a former executive officer of the Bank. On June 22, 2000, CBIA became a subsidiary of the Bank. CBIA receives fees related to insurance and investment product sales through third party intermediaries to the Bank's deposit and loan customers. Fees generated, net of expenses, resulted in net income of $14,000 for the year ended December 31, 2002, $13,000 for the year ended December 31, 2001 and $74,000 for the period from June 22 to December 31, 2000. Expenses of CBIA include administrative fees paid to the Bank of $575,000 for the year ended December 31, 2002, $510,000 for the year ended December 31, 2001 and $215,000 for the period from June 22 to December 31, 2000.

AFFILIATES  OF  THE  BANK

     COASTAL BANC CAPITAL CORP. CBCC is a direct subsidiary of HoCo and an affiliate of the Bank. CBCC, through its Mortgage Asset Trading Group, has been engaged in the business of purchasing and reselling packages of whole loan assets on behalf of the Bank and institutional investors. These activities continued until September 2002, when the operations of the Mortgage Asset Trading Group were moved to CBMC. Effective January 1, 2002, CBCC formed two new groups in an effort to increase its fee income within its existing business of asset trading and by providing additional services for commercial business customers. The Specialty Finance Group will focus on developing a network of buyers of mortgage loans and to develop the capability of trading in other types of debt instruments. The operations of the Specialty Finance Group were also moved to CBMC in September 2002. The Corporate Finance Group, as an intermediary, will focus on raising capital for its business customers and providing merger and acquisition advisory services to buyers and sellers of companies.

     The loan packages acquired by CBCC were offered to the Bank on the same terms and at the same time that they were offered to other prospective purchasers. During 2002, CBCC purchased whole loan assets totaling $347.8 million and sold whole loans (including purchase premium) totaling $340.0 million to the Bank and $8.6 million to third party investors. During the year ended December 31, 2002, CBCC recorded gains on the sale of loans to the Bank of $810,000 and gains on the sale of loans to third party investors of $40,000. The $810,000 gain on the sale of loans to the Bank was recorded on the Bank's financial statements as a premium on purchased loans and is being amortized over the life of those loans. All significant intercompany balances and transactions are eliminated in consolidation. At December 31, 2002, HoCo's unconsolidated equity investment in CBCC was $430,000. CBCC had net income (loss) (before intercompany eliminations) of $(29,000), $437,000 and $(21,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

     Commissions received by CBCC from the Bank are calculated at a market rate and are not greater than those paid to non-affiliates in similar transactions. The Bank and CBCC have entered into a mortgage warehouse revolving loan agreement pursuant to which the Bank has established a $17.0 million revolving line of credit to be drawn upon from time to time by CBCC to finance the acquisition of whole loan assets and the holding of such assets until they are sold. The advances drawn by CBCC are collateralized by such assets purchased and held by CBCC. There were no amounts outstanding on this line of credit at December 31, 2002. All transactions between the Bank and CBCC are within regulatory guidelines. In 2003, management of the Company made the decision to discontinue the operations of CBCC effective March 31, 2003 due to the current economic climate.

     COASTAL BANC MORTGAGE CORP. CBMC is a direct subsidiary of HoCo and an affiliate of the Bank. Effective September 2002, CBMC began performing the functions previously performed by the Mortgage Asset Trading Group and the Specialty Finance Group of CBCC, which were moved from CBCC to CBMC. In addition, CBMC entered into a marketing service agreement with a third party to enhance the opportunities for both parties related to the business of buying and selling whole loan related assets. The agreement calls for shared revenues for referring business between the parties.

     During 2002, CBMC purchased whole loan assets totaling $33.5 million and sold whole loans (including purchase premium) totaling $33.6 million to the Bank. During the period ended December 31, 2002, CBMC recorded gains on the sale of loans to the Bank of $86,000. The gain on the sale of the loans to the Bank was recorded on the Bank's financial statements as a premium on purchased loans and is being amortized over the life of those loans. In addition, during 2002, CBMC received $41,000 in brokerage fees from the Bank related to other loan packages sold by the Bank. All significant intercompany balances and transactions are eliminated in consolidation. At December 31, 2002, HoCo's unconsolidated equity investment in CBMC was $34,000. CBMC had net loss (before intercompany eliminations) of $67,000 for the period from CBMC's inception in July 2002 through December 31, 2002.

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

     SARBANES-OXLEY  ACT  OF  2002.

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.


- The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

- The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

- The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

-     The  new  legislation contains a number of provisions to deter wrongdoing.
CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

- The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

- The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

- Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2002, the Bank was in compliance with the above restrictions.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     Under current FDIC regulations, the Bank is required to comply with three separate minimum capital adequacy requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 2002, the Bank did not have any net deferred tax assets in excess of the specified limits.

     TIER 1 CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks and for all other state-chartered, FDIC-supervised banks, the minimum Tier 1 capital ratio shall not be less than 4.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 2002, the minimum Tier 1 capital ratio for capital adequacy purposes for the Bank was 4.0% and its actual Tier 1 capital ratio was 6.88%.

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

     For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2002, the Bank's Tier 1 capital to risk-weighted assets ratio was 10.32% and its total risk-based capital to risk weighted assets ratio was 11.38%.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

The following table sets forth information with respect to each of the Bank's minimum capital adequacy requirements at the dates shown.


                                                     At  December  31,
                                ----------------------------------------------------------------
                                       2002                  2001                  2000
                                -------------------  --------------------  ---------------------

                                 Actual   Required(1)  Actual   Required(1)  Actual   Required(1)
                                 -------  -----------  -------  -----------  -------  -----------
Tier 1 capital to total assets    6.88%        4.00%    7.27%        4.00%    6.22%        4.00%
Tier 1 risk-based capital
 to risk weighted assets         10.32         4.00    11.90         4.00     9.94         4.00
Total risk-based capital
 risk to risk weighted
 assets                          11.38         8.00    12.79         8.00    10.72         8.00

_____________________________________________
(1)Minimum  required  ratio  for  regulatory  capital  adequacy  purposes.

     The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three minimum regulatory capital requirements at December 31, 2002.

                                                                    Tier 1         Total
                                                    Tier 1        Risk-based     Risk-based
                                                    Capital        Capital        Capital
                                                 --------------  -------------  -------------
                                                             (Dollars in thousands)

Total stockholders' equity                       $       199,674   $   199,674   $   199,674
Unrealized gain on securities
 available-for-sale                                         (616)         (616)         (616)
Less nonallowable assets:
Goodwill                                                 (21,429)      (21,429)      (21,429)
Mortgage servicing rights                                    (36)          (36)          (36)
Plus allowance for loan losses                                --            --        18,118
                                                  --------------    -----------    ----------
Total regulatory capital                                 177,593       177,593       195,711
Minimum required capital                                 103,315        68,816       137,632
                                                  --------------    -----------    ----------
Excess regulatory capital                        $        74,278   $   108,777   $    58,079
                                                  ==============    ===========    ==========
Bank's regulatory capital percentage (1)                    6.88%        10.32%        11.38%
                                                  ==============    ===========    ==========
Minimum regulatory capital
 adequacy required percentage                               4.00%         4.00%         8.00%
                                                  ==============    ===========    ==========
Bank's regulatory capital percentage in
 excess of minimum requirement                              2.88%         6.32%         3.38%
                                                  ==============    ===========    ==========

________________________
(1)Tier 1 capital is computed as a percentage of adjusted average total assets of $2.6 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.7 billion.

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

     The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all bank and thrift institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2002 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0168% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

     QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners' Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations and those of their holding company. A savings institution has the option of complying with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 2002, with 75.8% of its assets invested in qualified thrift investments.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The Bank is required to provide to the OTS not less than 30 days' advance notice of the proposed declaration by its board of directors of any dividend on its capital stock. The OTS may object to the payment of the dividend on safety and soundness grounds. The FDIA prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Texas law permits the Bank to pay dividends out of current or retained income in cash or additional stock.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2002, the Bank's advances from the FHLB of Dallas amounted to $696.1 million or 27.6% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 2002, the Bank had $41.2 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2002, dividends paid by the FHLB of Dallas to the Bank totaled $1.2 million.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with such requirements.

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

TAXATION

     FEDERAL TAXATION. The Company and its subsidiaries, which include the Bank, file a consolidated Federal income tax return on a calendar year basis using the accrual method. Savings banks are subject to provisions of the Code in the same general manner as other corporations. However, prior to 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to 1996, the Bank was permitted under the Code to deduct an annual addition to the reserve for bad debts in determining taxable income based on the experience method or the percentage of taxable income method. Due to 1996 legislation, the Bank no longer is able to utilize a reserve method for determining the bad debt deduction, but is allowed to deduct actual net charge-offs. Further, the Bank's post-1987 tax bad debt reserve is being recaptured into income over a six year period. At December 31, 2002, the Bank had approximately $664,000 of post-1987 tax bad debt reserves, for which deferred taxes have been provided.

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

     In connection with the Southwest Plan Acquisition, the FSLIC Resolution Fund ("FRF") retained all of the future federal income tax benefits (as defined) derived from the federal income tax treatment of certain items, in addition to net operating loss carryforwards, related to the Southwest Plan Acquisition for which the Bank agreed to pay the FRF when actually realized. The provisions for federal income taxes recorded for the years ended December 31, 2002, 2001 and 2000, represent the gross tax liability computed under these tax sharing provisions before reduction for actual federal taxes paid to the Internal Revenue Service. Alternative minimum taxes paid with the federal return in 2002, 2001 and 2000 are available as credit carryforwards to reduce regular federal tax liabilities in future years, over an indefinite period and were partially utilized beginning in 2000. To the extent these credits were generated due to the utilization of other tax benefits retained by the FRF, they will also be treated as tax benefit items. Although the termination of the assistance agreement related to the Southwest Plan Acquisition was effective March 31, 1994, the FRF will continue to receive the related future net tax benefits as defined.

     The Company's Federal income tax returns have not been audited by the United States Internal Revenue Service. Generally, the tax returns of the Company since 1999 are subject to review by the Internal Revenue Service.

STATE  TAXATION

     The Company, the Bank, CBCC, CBMC, CBFC and CBIA each pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the applicable entities' Federal taxable income with certain modifications, such as the exclusion of interest earned on Federal obligations.

ITEM  2.  PROPERTIES
          ----------


     The Company's business is conducted from 43 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 2002.




                                        Owned/Leased              Net Book
                                        (with Lease          Value of Property                   Percent of
                                        Expiration             Or Leasehold                        Total
Location                                   Date)                Improvements           Deposits   Deposits
--------------------------------------  -------------------  -----------------------  ---------  -----------
                                                                       (Dollars in thousands)
BRANCH OFFICES:
--------------------------------------
1329 North Virginia
Port Lavaca, Texas  77979               Owned                               $    108  $  22,894        1.42%
3207 Westpark Drive
Houston, Texas  77005                   Owned                                  2,344     32,454        2.01
8 Braeswood Square                      Leased;
Houston, Texas  77096                   December 31, 2006                        219     70,162        4.35
408 Walnut
Columbus, Texas  78934                  Owned                                    198     47,829        2.96
870 S. Mason, Suite 100                 Leased;
Katy, Texas  77450                      August 31, 2003                           13     30,818        1.91
602 Lyons
Schulenburg, Texas  78956               Owned                                     70     26,784        1.66
325 Meyer Street
Sealy, Texas  77474                     Owned                                    403     43,042        2.67
116 E. Post Office
Weimar, Texas  78962                    Owned                                     28     23,279        1.44
323 Boling Road
Wharton, Texas  77488                   Owned                                     95     38,674        2.40
1621 B FM 517 Rd. E.                    Leased;
Dickinson, Texas  77539.                September 30, 2003                        26     30,714        1.90
300 S. Cage
Pharr, Texas 78577                      Owned                                    163     12,540        0.78
295 West Highway 77
San Benito, Texas  78586                Owned                                    202     20,199        1.25
1260 Blalock, Suite 100                 Leased;
Houston, Texas  77055                   January 20, 2004                           1     56,475        3.50
14011 Park Drive, Suite 115             Leased;
Tomball, Texas  77375                   March 14, 2004                             3     25,959        1.61
915-H North Shepherd                    Leased;
Houston, Texas  77008                   October 31, 2006                           7     40,604        2.52
16000 Stuebner Airline Road, Suite 100  Leased;
Spring, Texas  77379                    September 30, 2005                         5     33,938        2.10
7602 N. Navarro
Victoria, Texas  77904                  Owned                                    430     60,586        3.75
                                                                                                 (continued)



(continued from previous page)
                                                                       Net Book
                                    Owned/Leased                       Value of
                                    (with Lease                       Property or                     Percent of
                                    Expiration                         Leasehold                        Total
Location                               Date)                          Improvements         Deposits    Deposits
----------------------------------  -------------------------    -----------------------  ---------  -----------
                                                                              (Dollars in thousands)
1410 Ed Carey
Harlingen, Texas   78550            Owned                                   $  1,378  $  10,209        0.63%
4900 N. 10th St., G-1               Leased;
McAllen, Texas   78504              August 14, 2006                               --     14,250        0.88
10838 Leopard Street, Suite A       Leased;
Corpus Christi, Texas   78410       December 31, 2005                              1     29,751        1.84
4060 Weber Road                     Leased;
Corpus Christi, Texas   78411       April 30, 2004                                 6     45,653        2.83
301 E. Main Street
Brenham, Texas   77833              Owned                                        141     57,861        3.58
1192 W. Dallas                      Leased;
Conroe, Texas   77301               December 31, 2003                             11     36,321        2.25
2353 Town Center Dr                 Owned
Sugar Land, Texas   77478                                                        999     37,330        2.31
1629 S. Voss                        Owned
Houston, Texas   77057                                                         1,366     27,116        1.68
708 East Austin
Giddings, Texas   78942             Owned                                        205     25,212        1.56
5718 Westheimer, Suite 100          Leased;
Houston, Texas 77057                July 31, 2012                                 22     27,873        1.73
                                    Leased;
2600 S. Gessner, Suite 100          October 31, 2012
Houston, Texas 77063                                                              37      7,879        0.49
1250 Pin Oak Road
Katy, Texas 77494                   Owned                                      1,145     17,217        1.07
2120 Thompson Highway
Richmond, Texas 77469               Owned                                        430     30,916        1.92
7200 North Mopac                    Leased;
Austin, Texas 78731                 December 31, 2007                              3     29,764        1.84
1112 Seventh Street.                Leased;
Bay City, Texas 77414               April 30, 2007                                --     51,310        3.18
441 Austin Avenue, Suite A          Leased;
Port Arthur, Texas 77640            June 30, 2004                                318     29,189        1.81
                                    ATM Site Owned
1114  Lost Creek Blvd., Suite 100   Leased;
Austin, Texas 78746                 December 31, 2003                              6      5,495        0.34
3302 Boca Chica                     Leased;
Brownsville, Texas 78521            December 31, 2004                             22     10,522        0.65
1075 Parades Line Road
Brownsville, Texas 78521            Owned                                      2,633     38,115        2.36

                                                                                                   (continued)




(continued from previous page)
                                   Owned/Leased                       Net Book
                                    (with Lease                   Value of Property                 Percent of
                                    Expiration                      or Leasehold                      Total
Location                               Date)                        Improvements       Deposits     Deposits
------------------------------  -------------------          -----------------------   ----------   -----------
                                                                      (Dollars in thousands)
2000 N. Conway
Mission, Texas 78572            Owned                                            957     18,320        1.13
509 South Main                  Leased;
McAllen, Texas 78501            December 31, 2005                                --      36,125        2.24
198 South Sam Houston
San Benito, Texas 78586         Owned                                            961     44,652        2.77
502 S. Dixieland Road
Harlingen, Texas 78552          Owned                                            296      8,509        0.53
200 Sugar Road
Edinburg, Texas 78539           Owned                                            156      8,915        0.55
300 S. Closner
Edinburg, Texas 78539           Owned                                            760     24,193        1.50
221 East Van Buren
Harlingen, Texas 78550          Owned                                          3,285     63,540        3.94
2810 1st Street                 Owned -
Rosenberg, Texas  77471         Under Construction                             1,021         --          --
2402 Research Forest Drive      Owned -
The Woodlands, Texas  77381     Under Construction                               953         --          --

ADMINISTRATIVE OFFICE(1)
------------------------------
Coastal Banc Plaza
5718 Westheimer, Suite 600      Leased;
Houston, Texas 77057            July 31, 2012                                  2,312    261,180       16.16

RECORDS AND RETENTION OFFICE
------------------------------
2199 N. Jefferson               Leased;
La Grange, TX  78945            December 17, 2006                                --          --          --
                                                                            -------- ----------      -------
     Total                                                                   $23,739 $1,614,368      100.00%
                                                                            ======== ==========      =======

______________________
(1)Includes location of administrative, primary lending and mortgage servicing offices.

The net book value of the Company's investment in premises and equipment totaled $27.3 million at December 31, 2002. At December 31, 2002, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and twenty-seven automatic teller machines, was $908,000.

ITEM  3.  LEGAL  PROCEEDINGS
          ------------------

We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at December 31, 2002, are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

Not  applicable.


PART  II
--------

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          -------------------------------------------------------------------
            MATTERS
            -------

The information required herein is incorporated by reference from page 59 of the Company's printed Annual Report to Stockholders for fiscal 2002 ("Annual
Report"),  which  is  included  herein  as  Exhibit  13.

ITEM  6.  SELECTED  FINANCIAL  DATA
          -------------------------

The information required herein is incorporated by reference from pages 10 through 12 of the Annual Report.


ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

The information required herein is incorporated by reference on pages 13 through 30 of the Annual Report.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
           ----------------------------------------------------------------

The information required herein is incorporated by reference from pages 23 through 28 of the Annual Report. The Company's principal market risk exposure is to interest rates.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
          -----------------------------------------------

The financial statements and supplementary data required herein are incorporated by reference from pages 33 through 58 of the Annual Report.

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

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           ---------------------------------------------------------------------

The information required herein is incorporated by reference from the definitive Proxy Statement filed with the SEC.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
           --------------------------------------------------

The information required herein is incorporated by reference from the definitive Proxy Statement filed with the SEC.

ITEM  14.  CONTROLS  AND  PROCEDURES
           -------------------------

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company's management has reviewed the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the Company as of a date within 90 days prior to this annual report (the "Evaluation Date"). Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure the material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the Company and its consolidated subsidiaries. To management's knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

------
PART  IV
--------

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
           ---------------------------------------------------------------------

(a)(1) The following financial statements are incorporated herein by reference from pages 33 through 58 of the Annual Report.

          Report  of  Independent  Certified  Public  Accountants.

          Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

          Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002.

          Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2002.

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002.

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002.

          Notes  to  Consolidated  Financial  Statements.

(a)(2)    There  are no financial statement schedules filed herewith.

(a)(3)    The  following  exhibits  are filed as part of this report.

     Exhibit  No.
     ------------

3.1 Articles of Incorporation of the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
3.2 Bylaws of Company (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
4 Form of Company common stock certificate (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
4.1 Form of Indenture dated as of June 30, 1995, with respect to the Company's 10% Notes, due 2002 (Incorporated by reference to the Company's Registration Statement on Amendment No. 6 to Form S-1 (No. 33-91206) filed on June 16, 1995).
4.2 Certificate of Designations, 9.12% Series A Cumulative Preferred Stock (Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-75983) filed on April 9, 1999).
4.3 Form of Indenture of the Corporation relating to the Junior Subordinated Debentures and Amended and Restated Declaration of Trust of Coastal Capital Trust I (Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-87370) filed on May 1, 2002).
10.1 1991 Stock Compensation Program (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
10.2 1995 Stock Compensation Program (Incorporated by reference to the Company's Registration Statement Form S-1 (No. 33-91206) filed on April 14, 1995).
10.3 1999 Stock Compensation Program (Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-80877) filed on June 17, 1999).
10.4 Change-In-Control Severance Agreements (Incorporated by reference to the Company's 1998 Annual Report on Form 10-K (No. 000-24526) filed on March 23, 1999).
10.5 Form of Amendment No. 1 to Change-In-Control Severance Agreements (Incorporated by reference to the Company's 1999 Annual Report on Form 10-K (No. 000-24526) filed on March 28, 2000).
10.6 Change-In-Control Severance Agreement (Incorporated by reference to the Company's 2000 Annual Report on Form 10-K (No. 000-24526) filed on March 27, 2001).
10.7 2002 Non-employee Director Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83966) filed on March 7, 2002).
10.8 Stock Purchase Agreement between the Company and James C. Niver dated April 23, 2002 (Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-87370) filed on May 1, 2002).
10.9 Change-In-Control  Severance  Agreement  dated  August  22,  2002.
12 Ratio of earnings to combined fixed charges and preferred stock dividends (See Exhibit 13).
13   Annual  Report  to  Stockholders.
28   Form  of  proxy  mailed  to  stockholders  of  the  Company.
99.1 Certification of the Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanese-Oxley Act of 2002.
99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanese-Oxley Act of 2002.
99.3 Statement  of  Factors  Under  Private  Securities Litigation Reform Act of
     1995.
__________________


(b) Form 8-K filed on December 18, 2002, concerning the announcement that the Company completed the sale of its five central Texas branches.

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


                                                        COASTAL  BANCORP,  INC.


Date:  March  25,  2003                          By:     /s/  Manuel  J.  Mehos
                                                         ----------------------
                                                             Manuel  J.  Mehos,
                                           Chairman  of  the  Board  and  Chief
                                                             Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Manuel  J.  Mehos                                      Date: March 25, 2003
----------------------
Manuel  J.  Mehos,  Chairman  of  the
  Board  and  Chief  Executive  Officer


/s/  R.  Edwin  Allday                                      Date: March 25, 2003
----------------------
R.  Edwin  Allday,  Director


/s/  D. Fort Flowers, Jr.                                   Date: March 25, 2003
-------------------------
D.  Fort  Flowers,  Jr.,  Director


/s/  Dennis  S.  Frank                                      Date: March 25, 2003
----------------------
Dennis  S.  Frank,  Director


/s/  Robert  E.  Johnson,  Jr.                              Date: March 25, 2003
------------------------------
Robert  E.  Johnson,  Jr.,  Director


/s/  Clayton  T.  Stone                                     Date: March 25, 2003
-----------------------
Clayton  T.  Stone,  Director


/s/  Catherine  N.  Wylie                                   Date: March 25, 2003
-------------------------
Catherine  N.  Wylie,  Chief  Financial
  Officer  (principal  financial  and
  accounting  officer)

                                  CERTIFICATION
                                  -------------


I, Manuel J. Mehos, the Chief Executive Officer of Coastal Bancorp, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Coastal Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March  25,  2003                              By     /s/ Manuel J. Mehos
                                                             -------------------
                                                               Manuel  J.  Mehos
                                                       Chief  Executive  Officer

                                  CERTIFICATION
                                  -------------


I, Catherine N. Wylie, the Chief Financial Officer of Coastal Bancorp, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Coastal Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March  25,  2003                         By     /s/  Catherine  N. Wylie
                                                              ------------------
                                                            Catherine  N.  Wylie
                                                       Chief  Financial  Officer