Form 10-Q
period 2003-03-31
COASTAL BANCORP INC
filed 2003-05-15
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X  ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
               the  Securities  Exchange  Act  of  1934
               For  the  Quarterly  Period  Ended  March  31,  2003

          [    ]     Transition  Report  Pursuant  to  Section  13  or 15 (d) of
               the  Securities  Exchange  Act  of  1934
               For  the  Transition  Period  from  _________  to  _________

                        Commission File Number:  0-24526
                                                --------

                              COASTAL BANCORP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

           Texas                                76-0428727
-------------------------------               --------------
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

           COMMON STOCK OUTSTANDING:   5,176,383 AS OF APRIL 30, 2003

                     COASTAL BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------


Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at March 31, 2003
        and December 31, 2002                                                      1

        Consolidated Statements of Income for the Three-Month Periods Ended
        March 31, 2003 and 2002                                                    2

        Consolidated Statements of Comprehensive Income for the Three-Month
        Periods Ended March 31, 2003 and 2002                                      3

        Consolidated Statements of Cash Flows for the Three-Month Periods
        Ended March 31, 2003 and 2002                                              4

        Notes to Consolidated Financial Statements                                 6

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             14

Item 3  Quantitative and Qualitative Disclosures About Market Risk                19

Item 4  Controls and Procedures                                                   19






PART  II.     OTHER  INFORMATION
---------     ------------------




Item 1  Legal Proceedings                                    20
Item 2  Changes in Securities and Use of Proceeds            20
Item 3  Defaults upon Senior Securities                      20
Item 4  Submission of Matters to a Vote of Security Holders  20
Item 5  Other Information                                    20
Item 6  Exhibits and Reports on Form 8-K                     20




SIGNATURES

CERTIFICATIONS

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------



                                         COASTAL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    March 31,         December 31,
ASSETS                                                                                2003                2002
------                                                                              ----------          ----------
                                                                                   (Unaudited)
Cash and cash equivalents                                                          $   38,120          $   39,766
Federal funds sold                                                                      8,400              27,755
Loans receivable held for sale                                                          3,723              49,886
Loans receivable, net (note 4)                                                      1,893,351           1,812,785
Mortgage-backed securities available-for-sale at fair value (note 3)                  466,841             475,022
Other securities available-for-sale at fair value                                       1,781               1,788
Accrued interest receivable                                                             9,742               9,781
Property and equipment                                                                 27,986              27,341
Stock in the Federal Home Loan Bank of Dallas ("FHLB")                                 41,475              41,221
Goodwill                                                                               21,429              21,429
Prepaid expenses and other assets                                                      16,989              19,370
                                                                                   ----------          ----------
                                                                                   $2,529,837          $2,526,144
                                                                                   ==========          ==========




LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------

Liabilities:
Deposits (note 5)                                                                  $1,621,087          $1,614,368
Advances from the FHLB (note 6)                                                       687,659             696,085
Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I (note 7)                                      50,000              50,000
Advances from borrowers for taxes and insurance                                         4,246               2,407
Other liabilities and accrued expenses                                                 11,627              10,399
                                                                                   ----------          ----------
     Total liabilities                                                              2,374,619           2,373,259
                                                                                   ----------          ----------
Commitments and contingencies (notes 4 and 9)

Stockholders' equity (notes 1, 3, 10, 12 and 13):
Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                                         27,500              27,500
Common stock, $.01 par value; authorized shares
   30,000,000; 7,872,206 shares issued and 5,147,120 shares
   outstanding at March 31, 2003; 7,867,029 shares issued
   and 5,141,010 shares outstanding at December 31, 2002                                   79                  79
Additional paid-in capital                                                             35,796              35,736
Retained earnings                                                                     144,426             141,986
Accumulated other comprehensive income -
   net unrealized gain on securities available-for-sale                                   434                 619
Treasury stock at cost (2,725,086 shares in 2003 and 2,726,019
        shares in 2002)                                                               (53,017)            (53,035)
                                                                                   ----------          ----------
     Total stockholders' equity                                                       155,218             152,885
                                                                                   ----------          ----------
                                                                                   $2,529,837          $2,526,144
                                                                                   ==========          ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                           Three Months Ended
                                                                                March 31,
                                                                           --------------------
                                                                            2003            2002
                                                                         ----------    -----------
                                                                                 (Unaudited)
Interest income:
Loans receivable                                                          $25,612         $29,967
Mortgage-backed securities                                                  3,667           4,964
FHLB stock, federal funds sold and other interest-earning assets              290             475
                                                                          -------         -------
                                                                           29,569          35,406
                                                                          -------         -------
Interest expense:
Deposits                                                                    8,048          11,041
Advances from the FHLB                                                      4,225           5,268
Senior Notes payable (note 8)                                                 --              378
Company obligated mandatorily redeemable 9.0% trust preferred
securities of Coastal Capital Trust I                                       1,125              --
                                                                          -------         -------
                                                                           13,398          16,687
                                                                          -------         -------

Net interest income                                                        16,171          18,719
Provision for loan losses (note 4)                                            900             900
                                                                          -------         -------
Net interest income after provision for loan losses                        15,271          17,819
                                                                          -------         -------

Noninterest income:
Service charges on deposit accounts                                         2,902           1,995
Loan fees                                                                     219             307
Gain on sale of loans receivable held for sale                                734              --
Gain (loss) on derivative instruments (note 9)                                  6             (24)
Gain (loss) on real estate owned                                             (130)             22
Other                                                                         262             209
                                                                          -------         -------
                                                                            3,993           2,509
                                                                          -------         -------

Noninterest expense:
Compensation, payroll taxes and other benefits                              8,008           7,861
Office occupancy                                                            2,317           2,580
Data processing                                                               433             423
Advertising                                                                   275             429
Postage and delivery                                                          379             428
Other                                                                       2,508           1,995
                                                                          -------         -------
                                                                           13,920          13,716
                                                                          -------         -------
Income before provision for Federal income taxes and
  minority interest                                                         5,344           6,612
Provision for Federal income taxes                                          1,659           1,884
                                                                          -------         -------
Income before minority interest                                             3,685           4,728
Minority interest - preferred stock dividends of Coastal Banc ssb             --              647
                                                                          -------         -------
Net income                                                                 $3,685          $4,081
                                                                          =======         =======
Net income available to common stockholders                                $3,058          $3,454
                                                                          =======         =======
Basic earnings per common share (note 10)                                   $0.59           $0.59
                                                                          =======         =======
Diluted earnings per common share (note 10)                                 $0.57           $0.57
                                                                          =======         =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                    Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2003           2002
                                                                 ----------     ----------
                                                                         (Unaudited)

Net income                                                       $  3,685          $4,081
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities available-for-sale
   arising during period                                             (185)             (5)
                                                                 --------          -------
Total comprehensive income                                       $  3,500          $4,076
                                                                 ========          =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
                                                                                2003         2002
                                                                            -----------   ---------
                                                                                 (Unaudited)
Cash flows from operating activities:
 Net income                                                                $      3,685   $  4,081
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   and prepaid expenses and other assets                                          2,302      2,165
 Net amortization (accretion) of premiums, discounts and loan fees                  592      1,243
 Provision for loan losses                                                          900        900
 Originations and purchases of mortgage loans held for sale                     (92,166)   (10,233)
 Sales of mortgage loans held for sale                                          132,425         --
 Gain on sale of mortgage loans held for sale                                      (734)        --
 Stock dividends from the FHLB                                                     (254)      (296)
 (Gain) loss on derivative instruments                                               (6)        24
 Decrease (increase) in:
   Accrued interest receivable                                                       39      1,787
   Other, net                                                                     3,476      2,352
                                                                             ----------   ---------
   Net cash provided by operating activities                                     50,259      2,023
                                                                             ----------   ---------
Cash flows from investing activities:
 Net decrease in federal funds sold                                              19,355     13,200
 Purchase of mortgage-backed securities available-for-sale                      (38,840)        --
 Principal repayments on mortgage-backed securities
   available-for-sale                                                            46,910     44,648
 Principal repayments on other securities available-for-sale                         --     41,000
 Purchases of loans receivable                                                 (160,898)   (81,333)
 Sales of loans receivable                                                           --     10,111
 Net decrease in loans receivable                                                84,036     91,642
 Net purchases of property and equipment                                         (1,433)      (588)
                                                                             ----------   ---------
   Net cash provided (used) by investing activities                             (50,870)   118,680
                                                                             ----------   ---------
                                                                    (Table continued on next page)


                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                           Three Months Ended
                                                                               March 31,
                                                                           -------------------
                                                                           2003             2002
                                                                       -----------      ------------
                                                                               (Unaudited)
Cash flows from financing activities:
 Net increase (decrease) in deposits                                   $        6,719   $   (20,829)
 Advances from the FHLB                                                     4,485,991     1,490,900
 Principal payments on advances from the FHLB                              (4,494,417)   (1,555,841)
 Net increase in advances from borrowers for taxes and insurance                1,839         1,222
 Exercise of stock options for purchase of common stock, net                       50            40
 Issuance of treasury shares                                                       27            35
 Redemption of Senior Notes payable                                                --       (43,875)
 Dividends paid                                                                (1,244)       (1,328)
                                                                       --------------     ----------
   Net cash used by financing activities                                       (1,035)     (129,676)
                                                                       --------------     ----------

   Net decrease in cash and cash equivalents                                   (1,646)       (8,973)
 Cash and cash equivalents at beginning of period                              39,766        41,537
                                                                       --------------     ----------
 Cash and cash equivalents at end of period                            $       38,120   $    32,564
                                                                       ==============     ==========

 Supplemental schedule of cash flows-interest paid                     $       13,835   $    17,932
                                                                       ==============     ==========
 Supplemental schedule of noncash investing and financing
   activities:
   Transfer of loans to the held for sale category                     $           --   $     9,075
   Transfer of loans from held for sale to loans receivable                     6,175            --
   Foreclosures of loans receivable                                               811         1,924
                                                                       ==============     ==========





See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     Recent  Accounting  Pronouncements
     ----------------------------------
     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Coastal's consolidated financial statements for the three months ended March 31, 2003.

     Treasury  Stock
     ---------------
     On  August  27, 1998, December 21, 1998, February 25, 1999, April 27, 2000,
July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of March 31, 2003, a total of 2,729,575 shares had been repurchased under all of the authorized repurchase plans.

     As of March 31, 2003, 2,725,086 shares of common stock were held in treasury at an average price of $19.46 per share for a total cost of $53.0 million. Book value per common share at March 31, 2003 was $23.86.

     Stock  Options
     --------------
     Statement of Financial Accounting Standards No. 148 ("Statement 148") "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December 2002. Statement 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Coastal has adopted the disclosure provisions included in Statement 148 in the notes to the consolidated financial statements for the three months ended March 31, 2003 and 2002 contained herein.

     As provided by Statement 123, Coastal accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, no stock-based compensation expense is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if Coastal had applied the fair value recognition provisions of Statement 123 as amended by Statement 148.



                                                                         Three Months Ended March 31,
                                                                             2003           2002
                                                                     ------------------------------------
                                                                    (In thousands, except per share data)

Net income available to common stockholders, as reported                    $ 3,058          $3,454
Deduct:  Total stock-based compensation expense determined
 under the fair value based method for all awards, net of
 related tax effects                                                            (49)           (106)
                                                                          ---------         ---------
Proforma net income available to common stockholders                        $ 3,009          $3,348
                                                                          ==========        =========
Earnings per common share:
Basic - as reported                                                        $   0.59          $ 0.59
Basic - proforma                                                           $   0.58          $ 0.57
Diluted - as reported                                                      $   0.57          $ 0.57
Diluted - proforma                                                         $   0.56          $ 0.55



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

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at March 31, 2003 were as follows (dollars in thousands):

                                                  Gross       Gross
                                    Amortized  Unrealized   Unrealized    Market
                                      Cost        Gains       Losses       Value
                                   ---------- -----------  ----------    ----------
Available-for-sale:
 Agency securities                 $   394,249   $ 1,685     $  (650)     $395,284
 CMOs - Non-agency                      69,948        66        (456)       69,558
 Non-agency securities                   1,981        18          --         1,999
                                   -----------  --------    ---------     --------
                                   $   466,178   $ 1,769     $(1,106)     $466,841
                                   ===========  ========    =========     ========

     Mortgage-backed securities at December 31, 2002 were as follows (dollars in thousands):

                                                   Gross       Gross
                                     Amortized  Unrealized   Unrealized      Market
                                        Cost      Gains        Losses        Value
                                   -----------  ----------  -----------   ----------
Available-for-sale:
 Agency securities                 $   387,636     $ 1,983     $  (470)     $389,149
 CMOs - Non-agency                      84,376          67        (644)       83,799
 Non-agency securities                   2,060          14          --         2,074
                                   -----------     -------     -------      --------
                                   $   474,072     $ 2,064     $(1,114)     $475,022
                                   ===========     =======     =======      ========

(4)     LOANS  RECEIVABLE

     Loans receivable at March 31, 2003 and December 31, 2002 were as follows (dollars in thousands):

                                              March 31, 2003                  December 31, 2002
                                             ----------------                 -----------------
Real estate mortgage loans:
 First-lien mortgage, primarily residential  $       929,512                      $  855,633
 Commercial                                          311,981                         317,692
 Multifamily                                         117,213                         116,020
 Residential construction                            121,224                         123,085
 Acquisition and development                         136,855                         143,463
 Commercial construction                             248,997                         241,128
Commercial, financial and industrial                 144,893                         135,209
Loans secured by deposits                             13,668                          14,465
Consumer and other loans                              31,455                          33,430
                                             ----------------                     -----------
                                                   2,055,798                       1,980,125
                                             ----------------                     -----------
Loans in process                                    (146,090)                       (147,769)
Allowance for loan losses                            (18,301)                        (18,118)
Unearned interest and loan fees                       (3,061)                         (2,910)
Premium on purchased loans, net                        5,005                           1,457
                                             ----------------                     -----------
                                             $     1,893,351                      $1,812,785
                                             ================                     ===========
Weighted average yield                                  5.46%                           5.52%
                                             ================                     ===========

     At March 31, 2003, Coastal had outstanding commitments to originate or purchase $23.0 million of real estate mortgage and other loans and had commitments under lines of credit to originate primarily construction and other loans of approximately $117.0 million. In addition, at March 31, 2003, Coastal had $13.6 million of outstanding letters of credit. Management anticipates the funding of these commitments through normal operations.

     Letters of credit are written for conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At March 31, 2003, the maximum potential amount of future payments under standby letters of credit is $13.6 million. As of March 31, 2003, the fair value of these guarantees, which is the liability recorded when fees are collected, was immaterial to the consolidated financial statements.

     At March 31, 2003 and December 31, 2002, the carrying value of loans that were considered to be impaired totaled approximately $7.9 million and $8.5 million, respectively, and the related allowance for loan losses on those impaired loans totaled $2.1 million and $2.4 million at March 31, 2003 and December 31, 2002, respectively. Of the impaired loans outstanding, three loans with a balance of $453,000 at March 31, 2003 and eight loans with a balance of $551,000 at December 31, 2002 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the three months ended March 31, 2003 and 2002 was $8.2 million and $3.5 million, respectively.

     An analysis of activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                              2003      2002
                                                            --------  --------
Balance, beginning of period                                $18,118   $15,385
Provision for loan losses                                       900       900
Charge-offs                                                    (908)   (1,890)
Recoveries                                                      191        90
                                                            -------   --------
Balance, end of period                                      $18,301   $14,485
                                                            =======   ========


     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $64.9 million and $68.8 million at March 31, 2003 and December 31, 2002, respectively.

(5)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at March 31, 2003 and December 31, 2002, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $245.8 million ($127.2 million from noninterest-bearing and $118.6 million from interest-bearing) at March 31, 2003 and $250.9 million ($131.3 million from noninterest-bearing and $119.6 million from interest-bearing) at December 31, 2002.


                                  Stated Rate      March 31, 2003  December 31, 2002
                                ---------------    -------------- -------------------
Noninterest-bearing checking              0.00%          $  59,732   $   51,029
Interest-bearing checking        0.50  -  1.00              12,931       14,353
Savings accounts                 0.50  -  1.24              46,268       44,603
Money market demand accounts     0.00  -  2.13             542,375      530,659
                                                         ---------    ----------
                                                           661,306      640,644
                                                         ---------    ----------
Certificate accounts            Less than 2.00             175,680      104,358
                                 2.00  -  2.99             491,870      558,337
                                 3.00  -  3.99             203,816      206,645
                                 4.00  -  4.99              53,997       63,234
                                 5.00  -  5.99              29,730       34,447
                                 6.00  -  6.99               4,595        6,524
                                 7.00  -  7.99                  19          106
                                 8.00  -  8.99                  74           73
                                                         ---------    ---------
                                                           959,781      973,724
                                                         ---------    ---------
                                                        $1,621,087   $1,614,368
                                                        ==========   ==========
Weighted average interest rate                                2.00%        2.12%
                                                        ==========   ==========


     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at March 31, 2003 and December 31, 2002:


                               March 31, 2003             December 31, 2002
                              ---------------             -----------------
Noninterest-bearing checking  $       186,925                   $182,290
Interest-bearing checking             131,494                    134,034
Money market demand accounts          296,619                    279,717

     The scheduled maturities of certificate accounts outstanding at March 31, 2003 were as follows (dollars in thousands):


                           March 31, 2003
                           ---------------
  0 through 12 months      $       726,515
 13 through 24 months              155,793
 25 through 36 months               34,407
 37 through 48 months                8,568
 49 through 60 months               34,402
 Over 60 months                         96
                           ---------------
                           $       959,781
                           ===============



(6)     ADVANCES  FROM  THE  FHLB

     The weighted average interest rates on advances from the FHLB at March 31, 2003 and December 31, 2002 were 2.48% and 2.71%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 2003 are summarized as follows (dollars in thousands):

                                           Weighted Average
Due during the year ending December 31,      Interest Rate           Amount
---------------------------------------    -----------------        --------
2003                                                 2.71%          $205,072
2004                                                 2.10            153,539
2005                                                 2.26            239,761
2006                                                 1.91             59,782
2007                                                 6.67              1,130
2008                                                 4.48              5,480
2009                                                 8.00              3,418
2010                                                 5.72              1,786
2011                                                 6.53              1,228
2012                                                 5.76                292
2013                                                 5.64              8,222
2014                                                 5.45              2,894
2015                                                 6.66              1,632
2017                                                 5.43              1,987
2018                                                 5.05              1,436
                                                                    --------
                                                     2.48%          $687,659
                                                                    ========

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(7)     COMPANY OBLIGATED MANDATORILY REDEEMABLE 9.0% TRUST PREFERRED SECURITIES

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

(9)     DERIVATIVE  INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and interest rate cap agreements, as described below. For the quarters ended March 31, 2003 and 2002, Coastal recorded a fair value gain (loss) on these derivative instruments of $6,000 and ($24,000), respectively. As of March 31, 2003 and December 31, 2002, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value.

     As of March 31, 2003, Coastal has interest rate cap agreements with third parties with notional amounts totaling $107.6 million. The current agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. All of Coastal's current agreements expire in 2003. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. The fair value of the interest rate cap agreements was zero at March 31, 2003 and December 31, 2002, which is the recorded book value of the agreements at such dates. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements was approximately $6,000 for each of the three months ended March 31, 2003 and 2002. No payments were made to Coastal under the interest rate cap agreements during the three months ended March 31, 2003 or 2002.

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

(10)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three-month periods ended March 31, 2003 and 2002 (dollars in thousands, except per share data):




                                                                    Three Months Ended
                                                                         March 31,
                                                                     2003        2002
                                                                  ----------  ----------

Net income                                                        $    3,685  $    4,081
Preferred stock dividends                                                627         627
                                                                  ----------  ----------
Net income available to common stockholders                       $    3,058  $    3,454
                                                                  ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,144,407   5,841,945
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         242,159     268,877
                                                                  ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       5,386,566   6,110,822
                                                                  ==========  ==========
Basic EPS                                                         $     0.59  $     0.59
                                                                  ==========  ==========
Diluted EPS                                                       $     0.57  $     0.57
                                                                  ==========  ==========

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

     With a portion of the proceeds from the issuance of the Trust Preferred Securities, the Bank redeemed from the stockholders of record all of the 9.0% Series A Noncumulative Preferred Stock on July 15, 2002 (see note 7). The redemption price was $25.185 per share, which represented the stated value of the Preferred Stock, plus accrued and unpaid dividends to the date of redemption.

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

     At March 31, 2003, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):



                                                          Minimum For Capital      Well-Capitalized
                                         Actual            Adequacy Purposes         Requirements
                                 -------------------     --------------------   -------------------
Capital Requirement                Amount      Ratio       Amount     Ratio       Amount    Ratio
--------------------              --------    ------      --------    ------    --------    ------
 Tier 1 (core)                    $179,319      7.30%     $ 98,254     4.00%    $122,817     5.00%
 Tier 1 risk-based                 179,319     10.49        68,345     4.00      102,517     6.00
 Total risk-based                  197,620     11.57       136,670     8.00      170,862    10.00


     As of March 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------------------------

Financial  Condition
--------------------

     Total assets increased slightly by $3.7 million from December 31, 2002 to March 31, 2003. The net increase was primarily comprised of the following changes: an $80.6 million increase in loans receivable, a $46.2 million decrease in loans receivable held for sale, a $19.4 million decrease in federal funds sold and a $8.2 million decrease in mortgage-backed securities available-for-sale. There were also small changes in other asset categories. The increase in loans receivable was primarily due to the purchase of $160.9 million in single-family mortgage loans, offset by principal payments received on mortgage and other types of loans. The decrease in loans receivable held for sale was due primarily to the loan package purchased in November of 2002 with the intention of selling the majority of the package to third party investors. The sales to the third party investors were completed in January of 2003. The decrease in mortgage-backed securities was due to principal payments received offset by purchases of $38.8 million during the first quarter of 2003.

     Deposits increased $6.7 million or 0.4% from December 31, 2002 to March 31, 2003 and advances from the FHLB decreased 1.2% or $8.4 million. Stockholders' equity increased 1.5% or $2.3 million from December 31, 2002 to March 31, 2003 primarily as a result of net income, offset by a $185,000 decrease in accumulated other comprehensive income and dividends declared.

Results  of  Operations  for  the  Three  Months  Ended  March 31, 2003 and 2002
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended March 31, 2003, net income was $3.7 million compared to $4.1 million for the three months ended March 31, 2002. The decrease was primarily due to a $2.5 million decrease in net interest income, as a result of a 0.39% decrease in net interest margin (due to the overall lower interest rate environment) and a $14.0 million decrease in average net interest-earning assets when comparing the first quarter of 2003 to the same period in 2002. In addition, noninterest expense increased $204,000. These decreases in net income were partially mitigated by a $1.5 million increase in noninterest income, a $225,000 decrease in the provision for Federal income taxes and a $647,000 decrease in the expense for minority interest (related to preferred stock of Coastal Banc ssb which was redeemed on July 15, 2002).

     Interest  Income
     ----------------

     Due to the overall lower interest rate environment and significant principal payments received on Coastal's mortgage-backed securities and single-family mortgage loan portfolios, interest income decreased $5.8 million to $29.6 million for the three months ended March 31, 2003 from $35.4 million for the three months ended March 31, 2002. The decrease was comprised of a $4.4 million decrease in interest income on loans receivable, a $1.3 million decrease in interest income on mortgage-backed securities and a $185,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $21.7 million and the average yield decreased 0.93% from 5.90% in 2002 to 4.97% in 2003. The $21.7 million decrease in average interest-earning assets consisted primarily of a $30.2 million decrease in the average balance of mortgage-backed securities, a $26.6 million decrease in the average balance of other securities available-for-sale, offset somewhat by a $36.5 million increase in the average balance of loans receivable.

     As in 2002, during 2003 Coastal has continued to experience significant principal paydowns on its mortgage-backed securities and single family mortgage loans receivable portfolios (on an annualized basis, approximately 40% on mortgage-backed securities and 40% on single family mortgage loans) due to the continuing low market rates of interest and the resulting refinancings of mortgage assets. These paydowns resulted in greater premium amortization on those mortgage assets originally purchased at a premium. In addition, due to the lower interest rate environment, Coastal is replacing these paid down assets with lower yielding assets, many being purchased at a premium.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $13.4 million for the three months ended March 31, 2003, as compared to $16.7 million for the same period in 2002. The decrease in interest expense was again primarily due to the lower overall market rates of interest that declined throughout 2002 and have continued to decline in 2003. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.53% for 2003 from 3.15% for 2002 and average interest-bearing liabilities decreased $7.7 million. The 0.62% decrease in the average rate paid on interest-bearing liabilities was due primarily to the 0.73% decrease in the rate paid on interest-bearing deposits and a 0.72% decrease in the rates paid on advances from the FHLB. The decrease in average interest-bearing liabilities consisted primarily of a $61.2 million decrease in average interest-bearing deposits, a $15.1 million decrease in the average balance of Senior Notes due to their redemption on February 1, 2003, offset somewhat by a $50.0 million increase in the average balance of Trust Preferred Securities due to their issuance on June 18, 2002 and an increase of $18.7 million in advances from the FHLB.

     Net  Interest  Income
     ---------------------

     Net interest income was $16.2 million for the three months ended March 31, 2003 and $18.7 million for the same period in 2002. As discussed above, the decrease was due primarily to the overall lower market interest rate environment. Net interest margin ("Margin") was 2.71% for the three months ended March 31, 2003 compared to 3.10% for the three months ended March 31, 2002. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased to 2.44% for the three months ended March 31, 2003 from 2.75% for the three months ended March 31, 2002. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 2003 and 2002 were 2.63% and 2.97%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. When comparing the two periods, average interest-earning assets decreased $21.7 million and average interest-bearing liabilities decreased $7.7 million.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates and through the efforts to replace LIBOR based borrowings with lower cost retail deposits.

     Provision for Loan Losses and the Allowance for Loan Losses - Critical Accounting Policy
     ---------------------------------------------------------------------------

     The provision for loan losses was $900,000 for the three months ended March 31, 2003 and for the three months ended March 31, 2002. At March 31, 2003, Coastal had nonperforming loans totaling $15.5 million, which is a decrease of $3.0 million, or 16.3%, when compared to December 31, 2002. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The ratio of nonperforming assets to total assets was 0.77% at March 31, 2003. At March 31, 2003 the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 118.0% compared to 97.7% at December 31, 2002.

     Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance for loan losses is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the type, size, quality and risk of loans in the portfolio and considers such factors as specific known risks, historical and peer group experience, the existing nonperforming loans and the underlying collateral value on those loans, general economic conditions, particularly as they relate to Coastal's lending areas and other factors related to the collectibility of Coastal's loan portfolio. Based on the ongoing assessment by management, provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on probable losses in the loan portfolio. While management uses the best information available to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

     Noninterest  Income
     -------------------

     For the three months ended March 31, 2003, noninterest income increased $1.5 million to $4.0 million, compared to $2.5 million for the three months ended March 31, 2002. The $1.5 million increase in noninterest income was primarily due to the $907,000 increase in service charges on deposit accounts and a $734,000 gain on the sale of loans receivable held for sale. The increased income from service charges on deposit accounts is due to Coastal's continued focus on increasing transaction-type accounts and the related fee income, including Coastal's Free Checking and Bounce Protection features on retail checking accounts introduced during August 2002. The gain on the sale of mortgage loans held for sale was due to routine sales transactions by Coastal Banc ssb (the "Bank"), which were facilitated by Coastal Banc Mortgage Corp. ("CBMC"), an affiliate of the Bank. The loans sold were purchased by the Bank in packages with the intention to resell all or part of the loans in the packages to third party investors. CBMC was formed during the third quarter of 2002 for the purpose of facilitating the purchase and sale of whole loans and participations to third parties. There were also small changes in other categories of noninterest income.

     Noninterest  Expense
     --------------------

     For the three months ended March 31, 2003, noninterest expense increased $204,000 from the three months ended March 31, 2002. When comparing the first quarter of 2003 to the same period in 2002, the $204,000 net increase in noninterest expense was comprised primarily of an increase in compensation, payroll taxes and benefits of $147,000 and an increase in other noninterest expense of $513,000, offset by decreases of $263,000, $154,000 and $49,000 in office occupancy, advertising and postage and delivery expenses, respectively. The increase in compensation related expenses was due primarily to compensation paid to CBMC employees for brokerage commissions related to the loan sales mentioned previously, offset by a decrease due to the internal audit department being outsourced during 2002. The $513,000 increase in other noninterest expense was comprised of a $120,000 increase in audit and accounting fees related to the outsourcing of the internal audit department, a $120,000 increase in legal fees and insurance premiums, and a $201,000 increase in expenses related to loans and real estate owned. The decrease in office occupancy was primarily due to certain assets becoming fully depreciated in 2002 and 2003. The decrease in advertising expense was due to management's continued work to monitor and reduce this type of expense, when possible.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the three months ended March 31, 2003 was $1.7 million compared to $1.9 million for the three months ended March 31, 2002. The $225,000 decrease was due to the lower amount of income before provision for Federal income taxes and minority interest, with the effective tax rate for the periods being approximately 31% for quarter ended March 31, 2003 and 32% for the same period in 2002 (when taking into account the tax benefit for the minority interest expense in 2002). As discussed in the notes to the Consolidated Financial Statements, Coastal receives a tax benefit for the dividends paid on the Bancorp Preferred Stock pursuant to an agreement with the FDIC. The effective tax rate for the three months ended March 31, 2003 would have been 35% without this tax benefit related to the Bancorp Preferred Stock.

     Liquidity  and  Capital  Resources
     ----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased and principal payments on loans receivable and mortgage-backed securities. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund stock purchases and acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At March 31, 2003, Coastal had binding commitments to originate or purchase loans totaling approximately $23.0 million and had $146.1 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following March 31, 2003, totaled $726.5 million at March 31, 2003. Management believes that Coastal has adequate resources to fund all of its commitments.

     During the quarter ended March 31, 2003, Coastal opened a new branch in the City of Rosenberg, Texas. As of March 31, 2003, Coastal operated 44 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas (including this new branch in Rosenberg). Management's overall goal is to continue to improve the asset/liability composition of Coastal's balance sheet to be less vulnerable to market interest rate fluctuations.

     Forward-Looking  Information
     ----------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to changes in market rates of interest, changes in our loan portfolio, including the risks associated with our non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business, commercial construction and warehouse loans), the possibility that Coastal's allowance for loan losses proves to be inadequate, Coastal's ability to attract core deposits, the concentration of Coastal's loan portfolio in Texas and California to the extent that the economies of those states experience problems, Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in business strategies, changes in general economic and business conditions and changes in the laws and regulations applicable to Coastal; and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 25, 2003.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

     There have been no material changes in Coastal's interest rate risk position since December 31, 2002. Coastal's principal market risk exposure is to interest rates. See note 9 of the Notes to Consolidated Financial Statements.

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

     Coastal intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning Coastal's business. While Coastal believes that the present design of its disclosure controls and procedures is effective to achieve this goal, further events affecting its business may cause Coastal to modify its disclosure controls and procedures.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at March 31, 2003 are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------

             Not  applicable.

Item  3.     Defaults  Upon  Senior  Securities
             ----------------------------------

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

             None.

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




Dated:     5/15/03                                   By     /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                                        Chairman  of  the  Board
                                                       Chief  Executive  Officer









Dated:     5/15/03                                   By /s/  Catherine  N. Wylie
           -------                                           -------------------
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

                                                         COASTAL  BANCORP,  INC.

Dated:     5/15/03                                   By     /s/  Manuel J. Mehos
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

                                                         COASTAL  BANCORP,  INC.

Dated:     5/15/03                               By     /s/  Catherine  N. Wylie
           -------                                           -------------------
                                                            Catherine  N.  Wylie
                                                       Chief  Financial  Officer

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Coastal Bancorp, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report"), I, Manuel J. Mehos, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     5/15/03                                   By     /s/  Manuel J. Mehos
           -------                                          --------------------
                                                               Manuel  J.  Mehos
                                             Chairman  of  the  Board  and Chief
                                                              Executive  Officer


(A signed original of this written statement required by Section 906 has been provided to Coastal Bancorp, Inc. and will be retained by Coastal Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.)

                                  EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Coastal Bancorp, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report"), I, Catherine
N. Wylie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:     5/15/03                                 By  /s/  Catherine  N. Wylie
           -------                                          -------------------
                                                           Catherine  N.  Wylie
                                                      Chief  Financial  Officer


(A signed original of this written statement required by Section 906 has been provided to Coastal Bancorp, Inc. and will be retained by Coastal Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.)

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

     We maintain an allowance for loan losses in an amount management believes is sufficient to provide for known and inherent risks in our loan portfolio. If we incur actual losses on our loans in excess of our allowance for loan losses, our profitability may be adversely affected.

THE CONCENTRATION OF OUR LOAN PORTFOLIO IN TEXAS AND CALIFORNIA SUBJECTS US TO RISK TO THE EXTENT THE TEXAS AND CALIFORNIA ECONOMIES EXPERIENCE PROBLEMS.

     A substantial portion of the loans we originate and purchase are secured by properties located in Texas and California or are made to businesses which operate in those states. As a result, a large number of borrowers may be affected by adverse changes in the economic conditions occurring in those states.

The Texas economy has historically tended to outperform the national economy in terms of employment and population growth. While Texas has diversified substantially in recent years, it continues to be particularly affected by the overall health of the oil and gas industry. The Texas economy is also dependent upon trade (particularly with Mexico) and the high technology industry. Unfavorable economic conditions in these areas could significantly increase the number of borrowers which are unable to pay their loans on a timely basis and cause a decline in the value of the properties securing our loans which could have an adverse effect on our results of operations and financial condition.

The California economy experienced a major slowdown in 2001. While economic conditions stabilized in 2002, the state economy remains weak and employment growth is sluggish. Economic conditions in California are also subject to various uncertainties at this time, including the impact of state budget shortfalls and the continued weakness in the technology industry. If economic conditions in California remain weak or deteriorate further, we expect that our level of problem assets could increase accordingly.

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