Form 10-Q
period 2003-06-30
COASTAL BANCORP INC
filed 2003-08-11
CIK 919805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [  X ]     Quarterly  Report  Under  Section  13  or  15  (d)  of
                     the  Securities  Exchange  Act  of  1934
                     For  the  Quarterly  Period  Ended  June  30,  2003

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

            COMMON STOCK OUTSTANDING:   5,165,162 AS OF JULY 31, 2003

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                                    Form 10-Q
                                Table of Contents



PART  I.     FINANCIAL  INFORMATION
--------     ----------------------

Item 1  Financial Statements (unaudited)
        Consolidated Statements of Financial Condition at June 30, 2003
        and December 31, 2002                                                      1

        Consolidated Statements of Income for the Six-Month Periods Ended
        June 30, 2003 and 2002                                                     2

        Consolidated Statements of Income for the Three-Month Periods Ended
        June 30, 2003 and 2002                                                     3

        Consolidated Statements of Comprehensive Income for the Six-Month and
        Three-Month Periods Ended June 30, 2003 and 2002                           4

        Consolidated Statements of Cash Flows for the Six-Month Periods
        Ended June 30, 2003 and 2002                                               5

        Notes to Consolidated Financial Statements                                 7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             19

Item 3  Quantitative and Qualitative Disclosures About Market Risk                26

Item 4  Controls and Procedures                                                   26






PART  II.     OTHER  INFORMATION
---------     ------------------

Item 1  Legal Proceedings                                    27
Item 2  Changes in Securities and Use of Proceeds            27
Item 3  Defaults upon Senior Securities                      27
Item 4  Submission of Matters to a Vote of Security Holders  28
Item 5  Other Information                                    28
Item 6  Exhibits and Reports on Form 8-K                     28




SIGNATURES

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------

                                         COASTAL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     June 30,               December 31,
ASSETS                                                                                 2003                     2002
---------------------------------------------------------------------               ----------              ------------
                                                                                    (Unaudited)
Cash and cash equivalents                                                           $   37,996                $   39,766
Federal funds sold                                                                         780                    27,755
Loans receivable held for sale                                                          18,517                    49,886
Loans receivable, net (note 4)                                                       1,864,703                 1,812,785
Mortgage-backed securities available-for-sale, at fair value (note 3)                  500,917                   475,022
Other securities available-for-sale, at fair value                                       2,284                     1,788
Accrued interest receivable                                                              9,530                     9,781
Property and equipment                                                                  29,362                    27,341
Stock in the Federal Home Loan Bank of Dallas ("FHLB")                                  41,733                    41,221
Goodwill                                                                                21,429                    21,429
Prepaid expenses and other assets                                                       16,450                    19,370
                                                                                    ----------                ----------
                                                                                    $2,543,701                $2,526,144
                                                                                    ----------                ----------


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

Liabilities:
 Deposits (note 5)                                                $1,619,581   $1,614,368
 Advances from the FHLB (note 6)                                     688,669      696,085
 Company obligated mandatorily redeemable 9.0% trust preferred
   securities of Coastal Capital Trust I (note 7)                     50,000       50,000
 Company obligated mandatorily redeemable variable rate trust
   preferred securities of Coastal Capital Trust II (note 7)          10,000           --
 Advances from borrowers for taxes and insurance                       6,529        2,407
 Other liabilities and accrued expenses                               10,637       10,399
                                                                   ---------    ----------
     Total liabilities                                             2,385,416    2,373,259
                                                                   ---------    ----------
Commitments and contingencies (notes 4 and 9)

Stockholders' equity (notes 1, 3, 10, 12 and 13):
 Preferred stock, no par value; authorized shares 5,000,000;
   9.12% Cumulative, Series A, 1,100,000 shares issued and
   outstanding                                                        27,500       27,500
 Common stock, $.01 par value; authorized shares
   30,000,000; 7,905,060 shares issued and 5,157,560 shares
   outstanding at June 30, 2003; 7,867,029 shares issued
   and 5,141,010 shares outstanding at December 31, 2002                  79           79
 Additional paid-in capital                                           36,093       35,736
 Retained earnings                                                   146,716      141,986
 Accumulated other comprehensive income -
   net unrealized gain on securities available-for-sale                1,554          619
 Treasury stock at cost (2,747,500 shares in 2003 and 2,726,019
   shares in 2002)                                                   (53,657)     (53,035)
                                                                   ---------    ----------
     Total stockholders' equity                                      158,285      152,885
                                                                  -----------  -----------
                                                                  $2,543,701   $2,526,144
                                                                  -----------  -----------



See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                           ------------------
                                                                            2003           2002
                                                                       ----------------  --------
                                                                                  (Unaudited)
Interest income:
 Loans receivable                                                      $          50,831   $60,708
 Mortgage-backed securities                                                        7,152     9,026
 FHLB stock, federal funds sold and other interest-earning assets                    579       855
                                                                       ------------------  --------
                                                                                  58,562    70,589
                                                                       ------------------  --------
Interest expense:
 Deposits                                                                         15,806    21,243
 Advances from the FHLB                                                            8,458    10,359
 Senior Notes payable (note 8)                                                        --       378
 Company obligated mandatorily redeemable trust preferred securities               2,258       163
                                                                       ------------------  --------
                                                                                  26,522    32,143
                                                                       ------------------  --------

   Net interest income                                                            32,040    38,446
Provision for loan losses (note 4)                                                 1,800     1,800
                                                                       ------------------  --------
   Net interest income after provision for loan losses                            30,240    36,646
                                                                       ------------------  --------

Noninterest income:
 Service charges on deposit accounts                                               5,846     4,133
 Loan fees                                                                           422       622
 Gain on sale of loans receivable held for sale                                      792        40
 Gain (loss) on derivative instruments (note 9)                                       13       (24)
 Gain (loss) on real estate owned                                                    (96)      240
 Other                                                                               522       452
                                                                       ------------------  --------
                                                                                   7,499     5,463
                                                                       ------------------  --------
Noninterest expense:
 Compensation, payroll taxes and other benefits                                   15,454    15,853
 Office occupancy                                                                  4,720     5,221
 Data processing                                                                     894       822
 Advertising                                                                         569       850
 Postage and delivery                                                                757       795
 Other                                                                             4,885     3,994
                                                                       ------------------  --------
                                                                                  27,279    27,535
                                                                       ------------------  --------
       Income before provision for Federal income taxes and
         minority interest                                                        10,460    14,574
Provision for Federal income taxes                                                 3,237     4,244
                                                                       ------------------  --------
       Income before minority interest                                             7,223    10,330
Minority interest - preferred stock dividends of Coastal Banc ssb                     --     1,294
                                                                       ------------------  --------
     Net income                                                        $           7,223   $ 9,036
                                                                       ------------------  --------
     Net income available to common stockholders                       $           5,969   $ 7,782
                                                                       ==================  ========
Basic earnings per common share (note 10)                              $            1.16   $  1.35
                                                                       ==================  ========
Diluted earnings per common share (note 10)                            $            1.11   $  1.29
                                                                       ==================  ========


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                               2003           2002
                                                                       --------------------  -------
                                                                                   (Unaudited)
Interest income:
 Loans receivable                                                      $             25,219  $30,741
 Mortgage-backed securities                                                           3,485    4,062
 FHLB stock, federal funds sold and other interest-earning assets                       289      380
                                                                       --------------------  -------
                                                                                     28,993   35,183
                                                                       --------------------  -------
Interest expense:
 Deposits                                                                             7,758   10,202
 Advances from the FHLB                                                               4,233    5,091
 Company obligated mandatorily redeemable trust preferred securities.                 1,133      163
                                                                       --------------------  -------
                                                                                     13,124   15,456
                                                                       --------------------  -------

   Net interest income                                                               15,869   19,727
Provision for loan losses (note 4)                                                      900      900
                                                                       --------------------  -------
   Net interest income after provision for loan losses                               14,969   18,827
                                                                       --------------------  -------

Noninterest income:
 Service charges on deposit accounts                                                  2,944    2,138
 Loan fees                                                                              203      315
 Gain on sale of loans receivable held for sale                                          58       40
 Gain on derivative instruments (note 9)                                                  7       --
 Gain on real estate owned                                                               34      218
 Other                                                                                  260      243
                                                                       --------------------  -------
                                                                                      3,506    2,954
                                                                       --------------------  -------

Noninterest expense:
 Compensation, payroll taxes and other benefits                                       7,446    7,992
 Office occupancy                                                                     2,403    2,641
 Data processing                                                                        461      399
 Advertising                                                                            294      421
 Postage and delivery                                                                   378      367
 Other                                                                                2,377    1,999
                                                                       --------------------  -------
                                                                                     13,359   13,819
                                                                       --------------------  -------
       Income before provision for Federal income taxes and
         minority interest                                                            5,116    7,962
Provision for Federal income taxes                                                    1,578    2,360
                                                                       --------------------  -------
       Income before minority interest                                                3,538    5,602
Minority interest - preferred stock dividends of Coastal Banc ssb                        --      647
                                                                       --------------------  -------
     Net income                                                        $              3,538  $ 4,955
                                                                       --------------------  -------
     Net income available to common stockholders                       $              2,911  $ 4,328
                                                                       ====================  =======
Basic earnings per common share (note 10)                              $               0.56  $  0.76
                                                                       ====================  =======
Diluted earnings per common share (note 10)                            $               0.54  $  0.72
                                                                       ====================  =======


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                          2003          2002
                                                    ------------------  ------
                                                               (Unaudited)
Net income                                          $            7,223  $9,036
Other comprehensive income, net of tax:
 Unrealized gains on securities available-for-sale
   arising during period                                           935      64
                                                    ------------------  ------
Total comprehensive income                          $            8,158  $9,100
                                                    ------------------  ------




                                                        Three Months Ended
                                                              June 30,
                                                        --------------------
                                                            2003           2002
                                                    --------------------  ------
                                                                (Unaudited)


Net income                                          $              3,538  $4,955

Other comprehensive income, net of tax:
 Unrealized gains on securities available-for-sale
   arising during period                                           1,120      69
                                                    --------------------  ------
Total comprehensive income                          $              4,658  $5,024
                                                    -------------------   ------



See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                           ------------------
                                                                           2003            2002
                                                                    ------------------  ----------
                                                                               (Unaudited)

Cash flows from operating activities:
 Net income                                                         $           7,223   $   9,036
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization of property and equipment,
   and prepaid expenses and other assets                                        4,709       4,113
 Net amortization (accretion) of premiums, discounts and loan fees              4,067       2,615
 Provision for loan losses                                                      1,800       1,800
 Originations and purchases of mortgage loans held for sale                  (127,431)     (8,592)
 Sales of mortgage loans held for sale                                        148,095      11,758
 Gain on sale of mortgage loans held for sale                                    (792)        (40)
 Stock dividends from the FHLB                                                   (512)       (598)
 (Gain) loss on derivative instruments                                            (13)         24
 Decrease (increase) in:
   Accrued interest receivable                                                    251       1,734
   Other, net                                                                   3,836       3,879
                                                                  ------------------- ------------
   Net cash provided by operating activities                                   41,233      25,729
                                                                  ------------------- ------------
Cash flows from investing activities:
 Net decrease in federal funds sold                                            26,975      13,350
 Purchase of mortgage-backed securities available-for-sale                   (117,766)         --
 Principal repayments on mortgage-backed securities
   available-for-sale                                                          91,489      84,580
 Purchase of other securities available-for-sale                                 (511)       (243)
 Principal repayments on other securities available-for-sale                       --      41,000
 Purchases of loans receivable                                               (252,717)   (218,988)
 Sales of loans receivable                                                         --      10,111
 Net decrease in loans receivable                                             204,179     140,822
 Net purchases of property and equipment                                       (3,663)     (1,594)
                                                                  ------------------- ------------
   Net cash provided (used) by investing activities                           (52,014)     69,038
                                                                  ------------------- ------------



                                                  (Table continued on next page)

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                         2003             2002
                                                                  ------------------  ------------
                                                                              (Unaudited)

Cash flows from financing activities:
 Net increase (decrease) in deposits                              $           5,213   $    (9,627)
 Advances from the FHLB                                                   8,171,847     2,893,300
 Principal payments on advances from the FHLB                            (8,179,263)   (2,974,331)
 Proceeds from issuance of trust preferred securities                         9,850        48,125
 Net increase in advances from borrowers for taxes and insurance              4,122         3,107
 Exercise of stock options for purchase of common stock, net                    342            55
 Purchase of treasury stock                                                    (652)      (16,436)
 Issuance of treasury stock                                                      45            59
 Redemption of Senior Notes payable                                              --       (43,875)
 Dividends paid                                                              (2,493)       (2,658)
                                                                  ------------------  ------------
   Net cash provided (used) by financing activities                           9,011      (102,281)
                                                                  ------------------  ------------
   Net decrease in cash and cash equivalents                                 (1,770)       (7,514)
 Cash and cash equivalents at beginning of period                            39,766        41,537
                                                                  ------------------  ------------
 Cash and cash equivalents at end of period                       $          37,996   $    34,023
                                                                  ------------------  ------------

 Supplemental schedule of cash flows-interest paid                $          27,081   $    33,315
                                                                  ------------------  ------------
 Supplemental schedule of noncash investing and financing
   activities:
   Transfer of loans to the held for sale category                $              --   $     9,075
   Transfer of loans from held for sale to loans receivable                   9,391            --
   Foreclosures of loans receivable                                           1,978         3,436
                                                                  ------------------  ------------


See  accompanying  Notes  to  Consolidated  Financial  Statements

                     COASTAL BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)     BASIS  OF  PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     Recent  Accounting  Pronouncements
     ----------------------------------
     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB
Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on Coastal's consolidated financial statements for the six months ended June 30, 2003.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Coastal does not expect the requirements of FIN 46 to have a material impact on its financial condition or results or operations.

     In April 2003, the FASB issued Statement No. 149 ("Statement 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 amends FASB Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FIN 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that related to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 is not expected to have a material impact on Coastal's consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150 ("Statement 150"), "Accounting for Certain Financial Instruments with Characteristics of Both
Liabilities and Equity". Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the consolidated statements of financial condition. Prior to the issuance of Statement 150, Coastal classified trust preferred securities as liabilities on the consolidated statements of financial condition and the related interest cost as interest expense on the consolidated statements of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on Coastal's consolidated financial statements.

     Treasury  Stock
     ---------------
     On  August  27, 1998, December 21, 1998, February 25, 1999, April 27, 2000,
July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of June 30, 2003, a total of 2,752,575 shares had been repurchased under all of the authorized repurchase plans.

     As of June 30, 2003, 2,747,500 shares of common stock were held in treasury at an average price of $19.53 per share for a total cost of $53.7 million. Book value per common share at June 30, 2003 was $24.46.

     Common  Stock  Dividends
     ------------------------
     On July 31, 2003, Coastal announced an increase in its quarterly common stock dividend from $0.12 to $0.15 per common share. Future dividend increases will be determined by the Board of Directors based upon Coastal's results of operations and financial condition, in addition to general economic and other factors.

     Stock  Options
     --------------
     Statement of Financial Accounting Standards No. 148 ("Statement 148") "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December 2002. Statement 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Coastal has adopted the disclosure provisions included in Statement 148 in the notes to the consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 contained herein.

     As provided by Statement 123, Coastal accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, no stock-based compensation expense is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effects on net income and earnings per share as if Coastal had applied the fair value recognition provisions of Statement 123 as amended by Statement 148.

                                                                         Six Months Ended June 30,
                                                                              2003          2002
                                                                    ------------------------------------
                                                                   (In thousands, except per share data)

Net income available to common stockholders, as reported                     $5,969         $7,782
Deduct:  Total stock-based compensation expense determined
 under the fair value based method for all awards, net of
 related tax effects                                                           (123)          (213)
                                                                            --------       --------
Proforma net income available to common stockholders                         $5,846         $7,569
                                                                            --------       --------
Earnings per common share:
Basic - as reported                                                          $ 1.16         $ 1.35
                                                                            --------       --------
Basic - proforma                                                             $ 1.13         $ 1.31
                                                                            --------       --------
Diluted - as reported                                                        $ 1.11         $ 1.29
                                                                            --------       --------
Diluted - proforma                                                           $ 1.08         $ 1.25
                                                                            --------       --------


                                                                          Three Months Ended June 30,
                                                                               2003         2002
                                                                          ----------------------------
                                                                    (In thousands, except per share data)

Net income available to common stockholders, as reported                      $2,911       $4,328
Deduct:  Total stock-based compensation expense determined
 under the fair value based method for all awards, net of
 related tax effects                                                             (61)        (106)
                                                                             -------       -------
Proforma net income available to common stockholders                          $2,850       $4,222
                                                                             -------       -------
Earnings per common share:
Basic - as reported                                                           $ 0.56       $ 0.76
                                                                             -------       -------
Basic - proforma                                                              $ 0.55       $ 0.74
                                                                             -------       -------
Diluted - as reported                                                         $ 0.54       $ 0.72
                                                                             -------       -------
Diluted - proforma                                                            $ 0.53       $ 0.71
                                                                             -------       -------

(2)     PRINCIPLES  OF  CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiaries, Coastal Banc Holding Company, Inc., Coastal Capital Trust I and Coastal Capital Trust II (collectively "Coastal"). Coastal Banc Holding Company Inc.'s wholly-owned subsidiaries are Coastal Banc ssb, Coastal Banc Capital Corp. and Coastal Banc Mortgage Corp. Coastal Banc ssb's wholly-owned subsidiaries are CoastalBanc Financial Corp. and Coastal Banc Insurance Agency, Inc.
(collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     MORTGAGE-BACKED  SECURITIES

     Mortgage-backed securities at June 30, 2003 were as follows (in thousands):

                                                   Gross       Gross
                                     Amortized   Unrealized   Unrealized   Fair
                                        Cost       Gains       Losses     Value
                                     ----------  ----------  ---------   ----------
Available-for-sale:
  Agency securities                 $   437,368      $2,841     $(100)     $440,109
  CMOs - Non-agency                      59,312          --      (357)       58,955
  Non-agency securities                   1,852           6        (5)        1,853
                                     ----------  ----------  ---------   ----------
                                    $   498,532      $2,847     $(462)     $500,917
                                     ----------  ----------  ---------   ----------

     As overall interest rates increase, the fair value of Coastal's mortgage-backed securities could be negatively effected by decreasing the unrealized gains and possibly resulting in net unrealized losses in future periods.

     Mortgage-backed securities at December 31, 2002 were as follows (in thousands):

                                                   Gross       Gross
                                     Amortized  Unrealized   Unrealized     Fair
                                        Cost       Gains       Losses      Value
                                     ----------  ---------   --------    ----------
Available-for-sale:
  Agency securities                 $   387,636    $1,983    $  (470)      $389,149
  CMOs - Non-agency                      84,376        67       (644)        83,799
  Non-agency securities                   2,060        14         --          2,074
                                     ----------  ---------   --------    ----------
                                    $   474,072    $2,064    $(1,114)      $475,022
                                     ----------  ---------   --------    ----------

(4)     LOANS  RECEIVABLE

     Loans receivable at June 30, 2003 and December 31, 2002 were as follows (dollars in thousands):

                                               June 30, 2003                December 31, 2002
                                              ---------------               -----------------
Real estate mortgage loans:
  First-lien mortgage, primarily residential  $      899,418                      $  855,633
  Commercial                                         359,565                         317,692
  Multifamily                                        106,605                         116,020
  Residential construction                           119,269                         123,085
  Acquisition and development                        133,937                         143,463
  Commercial construction                            184,943                         241,128
Commercial, financial and industrial                 149,788                         135,209
Loans secured by deposits                             13,662                          14,465
Consumer and other loans                              31,767                          33,430
                                              ---------------                     -----------
                                                   1,998,954                       1,980,125
                                              ---------------                     -----------
Loans in process                                    (117,803)                       (147,769)
Allowance for loan losses                            (18,786)                        (18,118)
Unearned interest and loan fees                       (3,032)                         (2,910)
Premium on purchased loans, net                        5,370                           1,457
                                              ---------------                     -----------
                                              $    1,864,703                      $1,812,785
                                              ---------------                     -----------
Weighted average yield                                  5.26%                           5.52%
                                              ---------------                     -----------


     At June 30, 2003, Coastal had outstanding commitments to originate or purchase $34.8 million of real estate mortgage and other loans and had commitments under lines of credit to originate primarily construction and other loans of approximately $149.0 million. In addition, at June 30, 2003, Coastal had $15.2 million of outstanding standby letters of credit. Management anticipates the funding of these commitments through normal operations.

     Standby letters of credit are written for conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At June 30, 2003, the maximum potential amount of future payments under standby letters of credit was $15.2 million. As of June 30, 2003, the fair value of these guarantees, which is the liability recorded when fees are collected, was immaterial to the consolidated financial statements.

     At June 30, 2003 and December 31, 2002, the carrying value of loans that were considered to be impaired totaled approximately $7.9 million and $8.5 million, respectively, and the related allowance for loan losses on those impaired loans totaled $2.5 million and $2.4 million at June 30, 2003 and December 31, 2002, respectively. Of the impaired loans outstanding, three loans with a balance of $107,000 at June 30, 2003 and eight loans with a balance of $551,000 at December 31, 2002 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the six months ended June 30, 2003 and 2002 was $8.2 million and $3.2 million, respectively.

     An analysis of activity in the allowance for loan losses for the six months ended June 30, 2003 and 2002 is as follows (in thousands):

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                           2003      2002
                                                         --------  --------
Balance, beginning of period                             $18,118   $15,385
Provision for loan losses                                  1,800     1,800
Charge-offs                                               (1,468)   (2,274)
Recoveries                                                   336       322
                                                         --------  --------
Balance, end of period                                   $18,786   $15,233
                                                         --------  --------


     Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $58.4 million and $68.8 million at June 30, 2003 and December 31, 2002, respectively.

(5)     DEPOSITS

     Deposits, their stated rates and the related weighted average interest rates, at June 30, 2003 and December 31, 2002, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $239.6 million ($128.5 million from noninterest-bearing and $111.1 million from interest-bearing) at June 30, 2003 and $250.9 million ($131.3 million from noninterest-bearing and $119.6 million from interest-bearing) at December 31, 2002.


                                  Stated Rate                   June 30, 2003  December 31, 2002
                                --------------                  -------------  -----------------
Noninterest-bearing checking              0.00%                 $      58,621   $   51,029
Interest-bearing checking        0.00  -  1.00                         13,632       14,353
Savings accounts                 0.50  -  1.24                         46,341       44,603
Money market demand accounts     0.00  -  2.13                        550,673      530,659
                                                                --------------  -----------
                                                                      669,267      640,644
                                                                --------------  -----------
Certificate accounts            Less than 2.00                        265,661      104,358
                                 2.00  -  2.99                        432,627      558,337
                                 3.00  -  3.99                        168,050      206,645
                                 4.00  -  4.99                         51,598       63,234
                                 5.00  -  5.99                         28,114       34,447
                                 6.00  -  6.99                          4,215        6,524
                                 7.00  -  7.99                             19          106
                                 8.00  -  8.99                             30           73
                                                                --------------  -----------
                                                                      950,314      973,724
                                                                --------------  -----------
                                                               $    1,619,581   $1,614,368
                                                                --------------  -----------
Weighted average interest rate                                           1.87%        2.12%
                                                                --------------  -----------


     Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at June 30, 2003 and December 31, 2002 (in thousands):

                              June 30, 2003             December 31, 2002
                              --------------            -----------------
Noninterest-bearing checking  $      187,101                     $182,290
Interest-bearing checking            124,721                      134,034
Money market demand accounts         311,104                      279,717

     The scheduled maturities of certificate accounts outstanding at June 30, 2003 were as follows (in thousands):

                            June 30, 2003
                            --------------
    0 through 12 months     $      755,344
  13 through 24 months             120,633
  25 through 36 months              22,641
  37 through 48 months              22,697
  49 through 60 months              28,897
            Over 60 months             102
                            --------------
                            $      950,314
                            --------------

(6)     ADVANCES  FROM  THE  FHLB

     The weighted average interest rates on advances from the FHLB at June 30, 2003 and December 31, 2002 were 2.38% and 2.71%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at June 30, 2003 are summarized as follows (dollars in thousands):

                                         Weighted Average
Due during the year ending December 31,    Interest Rate             Amount
---------------------------------------  -----------------           ------
2003                                                 2.83%          $146,022
2004                                                 1.97            175,970
2005                                                 2.16            264,147
2006                                                 1.95             73,519
2007                                                 6.68              1,109
2008                                                 3.88              5,396
2009                                                 7.99              3,332
2010                                                 5.38              2,062
2011                                                 6.64                739
2012                                                 5.76                292
2013                                                 5.64              8,181
2014                                                 5.44              2,882
2015                                                 6.66              1,617
2017                                                 5.43              1,980
2018                                                 5.05              1,421
                                                                    --------
                                                     2.38%          $688,669
                                                                    --------

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(7)     COMPANY  OBLIGATED  MANDATORILY  REDEEMABLE  TRUST  PREFERRED SECURITIES

     On June 23, 2003, Bancorp, through Coastal Capital Trust II (a consolidated trust subsidiary) ("CCTII"), issued to a private institutional investor, 10,000 floating rate pooled trust preferred securities ("Trust Preferred Securities II") with a liquidation preference of $1,000 per security. The Trust Preferred Securities II represent an interest in the related junior subordinated debentures of Bancorp, which were purchased by the CCTII and have substantially the same payment terms as these Trust Preferred Securities II. The junior subordinated notes are the only assets of the CCTII and interest payments from the notes finance the distributions paid on the Trust Preferred Securities II. Distributions on the securities are payable quarterly at a variable interest rate, reset quarterly, equal to LIBOR plus 3.05%, and are included in interest expense in the consolidated statements of income.

     The Trust Preferred Securities II are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 23, 2033, at the option of Bancorp on or after June 23, 2008, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. Bancorp has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

     The proceeds from the issuance of the Trust Preferred Securities II were used on July 31, 2003 in the redemption of Bancorp's 9.12% Series A Cumulative Preferred Stock (Nasdaq:CBSAO).

     On June 18, 2002, Coastal, through Coastal Capital Trust I (a consolidated trust subsidiary) ("CCTI"), issued 2,000,000 trust preferred securities ("Trust Preferred Securities I") with a liquidation preference of $25 per security. The Trust Preferred Securities I represent an interest in Bancorp's junior subordinated debentures, which were purchased by the CCTI. The junior subordinated debentures are the only assets of the CCTI and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities I. Distributions on the securities are payable quarterly at the annual rate of 9.0% and are included in interest expense in the consolidated statements of income.

     The Trust Preferred Securities I are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 30, 2032, at the option of Bancorp on or after June 30, 2007, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. Bancorp has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

     A portion of the proceeds from the issuance of the Trust Preferred Securities I were used to repurchase 500,000 shares of common stock for $15.0 million from a director of Bancorp in June 2002. In addition, $28.8 million of the proceeds were used on July 15, 2002, to redeem the Bank's 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAP) through a capital contribution to Coastal Banc ssb.

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

(9)     DERIVATIVE  INSTRUMENTS

     Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and interest rate cap agreements, as described below. For the six months ended June 30, 2003 and 2002, Coastal recorded a fair value gain (loss) on these derivative instruments of $13,000 and ($24,000), respectively. As of June 30, 2003 and December 31, 2002, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value.

     As of June 30, 2003, Coastal had interest rate cap agreements with third parties with notional amounts totaling $103.3 million. The current agreements provide for the third parties to make payments to Coastal whenever a defined floating rate exceeds rates ranging from 8.0% to 9.0%, depending on the agreement. All of Coastal's current agreements expire in 2003. Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. No payments are required to be made upon the expiration of the agreements. The fair value of the interest rate cap agreements was zero at June 30, 2003 and December 31, 2002, which is the recorded book value of the agreements at such dates. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements was approximately $13,000 for each of the six-month periods ended June 30, 2003 and 2002. No payments were made to Coastal under the interest rate cap agreements during the six months ended June 30, 2003 or 2002.

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

(10)     EARNINGS  PER  SHARE

     The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the six- and three-month periods ended June 30, 2003 and 2002 (dollars in thousands, except share and per share data):

                                                                   Six Months Ended
                                                                      June 30,
                                                                   2003        2002
                                                                ----------  ----------

Net income                                                      $    7,223  $    9,036
Preferred stock dividends                                            1,254       1,254
                                                                ----------  ----------
Net income available to common stockholders                     $    5,969  $    7,782
                                                                ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                       5,154,785   5,768,001
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                       234,409     269,078
                                                                ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                     5,389,194   6,037,079
                                                                ==========  ==========
Basic EPS                                                       $     1.16  $     1.35
                                                                ==========  ==========
Diluted EPS                                                     $     1.11  $     1.29
                                                                ==========  ==========

                                                                   Three Months Ended
                                                                        June 30,
                                                                     2003        2002
                                                                  ----------  ----------

Net income                                                        $    3,538  $    4,955
Preferred stock dividends                                                627         627
                                                                  ----------  ----------
Net income available to common stockholders                       $    2,911  $    4,328
                                                                  ==========  ==========
Weighted average number of common shares
 outstanding used in basic EPS calculation                         5,165,051   5,715,222
Add assumed exercise of outstanding stock
 options as adjusted for dilutive securities                         226,776     269,214
                                                                  ----------  ----------
Weighted average number of common shares
 outstanding used in diluted EPS calculation                       5,391,827   5,984,436
                                                                  ==========  ==========
Basic EPS                                                         $     0.56  $     0.76
                                                                  ==========  ==========
Diluted EPS                                                       $     0.54  $     0.72
                                                                  ==========  ==========


(11)     COASTAL  BANC  SSB  PREFERRED  STOCK

     On October 21, 1993, the Bank issued 1,150,000 shares of 9.0% Noncumulative Preferred Stock, no par value, Series A, at a price of $25 per share to the public (Nasdaq:CBSAP). Dividends on the Preferred Stock were payable quarterly at the annual rate of $2.25 per share, when, as and if declared by the Board of Directors of the Bank. At any time on or after December 15, 1998, the Preferred Stock could be redeemed in whole or in part only at the Bank's option at $25 per share plus unpaid dividends (whether or not earned or declared) for the then current dividend period to the date fixed for redemption.

     With a portion of the proceeds from the issuance of the Trust Preferred Securities I, the Bank redeemed, from the stockholders of record, all of the 9.0% Series A Noncumulative Preferred Stock on July 15, 2002 (see note 7). The redemption price was $25.185 per share, which represented the stated value of the Preferred Stock, plus accrued and unpaid dividends to the date of redemption.

     Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal received a tax benefit for dividends paid on this Preferred Stock. This benefit ceased upon the redemption of this Preferred Stock.

(12)     COASTAL  BANCORP,  INC.  PREFERRED  STOCK

     On May 11, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, at a price of $25 per share (Nasdaq:CBSAO) to the public ("Bancorp Preferred Stock"). Dividends on the Bancorp Preferred Stock were payable quarterly at the annual rate of $2.28 per share. The preferred stock was callable on May 15, 2003 at Bancorp's option.

     With  the  proceeds  from the issuance of the Trust Preferred Securities II
(note 7) and a capital distribution of $17.9 million from the Bank, Bancorp redeemed from the stockholders of record all of the 9.12% Series A Noncumlative Preferred Stock on July 31, 2003. The redemption price was $25.19633, per share, which represented the stated value, plus an amount equal to accrued but unpaid dividends to the date of redemption.

     Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal received a tax benefit for dividends paid on this Bancorp Preferred Stock. This benefit ceased upon the redemption of the Bancorp Preferred Stock.


(13)     STATUTORY  CAPITAL  REQUIREMENTS

     The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and total risk-based capital to risk-weighted assets ratio of 8.0%.

     At June 30, 2003, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):

                                                                Minimum For Capital     Well-Capitalized
                                                  Actual          Adequacy Purposes       Requirements
                                           ------------------    -------------------   --------------------
Capital Requirement                        Amount        Ratio      Amount     Ratio      Amount     Ratio
--------------------                      -------       ------    --------    ------   ---------    -------
 Tier 1 (core)                             180,961        7.22%    $100,206     4.00%   $125,257     5.00%
 Tier 1 risk-based                         180,961       10.53       68,751     4.00     103,126     6.00
 Total risk-based                          199,748       11.62      137,502     8.00     171,877    10.00


     As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

Financial  Condition
--------------------

     Total assets increased slightly by $17.6 million from December 31, 2002 to June 30, 2003. The net increase was primarily comprised of the following changes: a $51.9 million increase in loans receivable, a $25.9 million increase in mortgage-backed securities available-for-sale, a $31.4 million decrease in loans receivable held for sale and a $27.0 million decrease in federal funds sold. There were also small changes in other asset categories. The increase in loans receivable was primarily due to the purchase of $252.7 million in single-family mortgage loans, offset by principal payments received on mortgage and other types of loans. The increase in mortgage-backed securities was due to the purchase of $117.8 million of securities, offset by principal payments received. The decrease in loans receivable held for sale was due primarily to the sale to third party investors in January 2003 of a loan package purchased in November of 2002, the majority of which was intended to be sold.

     Deposits increased $5.2 million or 0.3% from December 31, 2002 to June 30, 2003 and advances from the FHLB decreased 1.1% or $7.4 million. During the six months ended June 30, 2003, Coastal issued $10.0 million in Trust Preferred Securities through a consolidated trust subsidiary (see note 7 to the Consolidated Financial Statements). Stockholders' equity increased 3.5% or $5.4 million from December 31, 2002 to June 30, 2003 primarily as a result of net income, a $935,000 increase in accumulated other comprehensive income, offset by an increase in Treasury Stock of $622,000 and dividends declared.

Results  of  Operations  for  the  Six  Months  Ended  June  30,  2003  and 2002
--------------------------------------------------------------------------------

     General
     -------

     For the six months ended June 30, 2003, net income was $7.2 million compared to $9.0 million for the six months ended June 30, 2002. The decrease was primarily due to a $6.4 million decrease in net interest income, as a result of a 0.52% decrease in net interest margin (due to the overall lower interest rate environment) and a $14.1 million decrease in average net interest-earning assets when comparing the first six months of 2003 to the same period in 2002. This decrease in net interest income was partially mitigated by a $2.0 million increase in noninterest income, a $256,000 decrease in noninterest expense, a $1.0 million decrease in the provision for Federal income taxes and a $1.3 million decrease in the expense for minority interest (related to preferred stock of Coastal Banc ssb which was redeemed on July 15, 2002).

     Interest  Income
     ----------------

     Due to the overall lower interest rate environment and significant principal payments received on Coastal's mortgage-backed securities and single-family mortgage loan portfolios, interest income decreased $12.0 million to $58.6 million for the six months ended June 30, 2003 from $70.6 million for the six months ended June 30, 2002. The decrease was comprised of a $9.9 million decrease in interest income on loans receivable, a $1.9 million decrease in interest income on mortgage-backed securities and a $276,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $12.2 million and the average yield decreased 0.97% from 5.83% in 2002 to 4.86% in 2003. The $12.2 million decrease in average interest-earning assets consisted primarily of a $13.2 million decrease in the average balance of other securities available-for-sale resulting from one security maturing during the 2002 period, offset by smaller changes in other asset categories.

     As in 2002, during 2003 Coastal has continued to experience significant principal paydowns on its mortgage-backed securities and single family mortgage loans receivable portfolios due to the continuing low market rates of interest and the resulting refinancings of mortgage assets. These paydowns, on an annualized basis, were approximately 39% on mortgage-backed securities and 48% on single family mortgage loans during the six months ended June 30, 2003. Because Coastal's mortgage assets are primarily acquired through purchases (many at a premium), these significant paydowns resulted in greater premium amortization (and therefore a lower yield) on those assets. In addition, due to the lower interest rate environment, Coastal is replacing these paid down assets with lower yielding assets, again with many being purchased at a premium.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $26.5 million for the six months ended June 30, 2003, as compared to $32.1 million for the same period in 2002. The decrease in interest expense was again primarily due to the lower overall market rates of interest that declined throughout 2002 and have continued to decline during the first six months of 2003, offset by the increase in interest expense due to the 9.0% Trust Preferred Securities I issued in June of 2002. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.48% for the six months ended June 30, 2003 from 3.01% for the same period in 2002 and average interest-bearing liabilities increased slightly by $1.9 million. The 0.53% decrease in the average rate paid on interest-bearing liabilities was due primarily to the 0.67% decrease in the average rate paid on interest-bearing deposits and a 0.64% decrease in the average rates paid on advances from the FHLB. The increase in average interest-bearing liabilities consisted primarily of a $46.9 million increase in the average balance of Trust Preferred Securities due to the issuance of $50.0 million of the Trust Preferred Securities I on June 18, 2002 at 9.0% and $10.0 million of the Trust Preferred Securities II on June 23, 2003 at a floating rate (LIBOR plus 3.05%) and an increase of $14.8 million in advances from the FHLB. These increases were somewhat offset by a $52.3 million decrease in average interest-bearing deposits (primarily due to the sale of the Hill Country branches in December 2002) and a $7.5 million decrease in the average balance of Senior Notes due to their redemption on February 1, 2002.

     Net  Interest  Income
     ---------------------

     Net interest income was $32.0 million for the six months ended June 30, 2003 and $38.4 million for the same period in 2002. As discussed above, the decrease was due primarily to the overall lower market interest rate environment, the overall high levels of principal paydowns being received on mortgage assets and the change in the composition of interest-bearing liabilities. Net interest margin ("Margin") was 2.65% for the six months ended June 30, 2003 compared to 3.17% for the six months ended June 30, 2002. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased to 2.38% for the six months ended June 30, 2003 from 2.82% for the six months ended June 30, 2002. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the six months ended June 30, 2003 and 2002 were 2.58% and 3.04%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. When comparing the two periods, average interest-earning assets decreased $12.2 million and average interest-bearing liabilities increased $1.9 million.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates. Management attempts to mitigate margin compression in a declining interest rate environment by requiring interest rate floors on certain variable rate loans.

     Provision  for  Loan  Losses  and  the Allowance for Loan Losses - Critical
     ---------------------------------------------------------------------------
     Accounting  Policy
     ------------------

     The provision for loan losses was $1.8 million for the six months ended June 30, 2003 and for the six months ended June 30, 2002. At June 30, 2003, Coastal had nonperforming loans totaling $14.2 million, which was a decrease of $4.4 million, or 23%, when compared to December 31, 2002. This decrease was primarily a result of the decrease in nonperforming single family mortgage loans due to management's increased focus on ongoing collection efforts. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The ratio of nonperforming assets to total assets was 0.72% at June 30, 2003, compared to 0.91% at December 31, 2002. At June 30, 2003 the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 132.4% compared to 97.7% at December 31, 2002.

     Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance for loan losses is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the type, size, quality and risk of loans in the portfolio and considers such factors as specific known risks, historical and peer group experience, the existing nonperforming loans and the underlying collateral value on those loans, general economic conditions, particularly as they relate to Coastal's lending areas and other factors related to the collectibility of Coastal's loan portfolio. Based on the ongoing assessment by management, provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on probable losses in the loan portfolio. While management uses the best information available at the time to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

     Noninterest  Income
     -------------------

     For the six months ended June 30, 2003, noninterest income increased $2.0 million to $7.5 million, compared to $5.5 million for the six months ended June 30, 2002. The $2.0 million increase in noninterest income was primarily due to the $1.7 million increase in service charges on deposit accounts and a $752,000 gain on the sale of loans receivable held for sale. The increased income from service charges on deposit accounts is due to Coastal's continued focus on increasing transaction-type accounts and the related fee income, including Coastal's Free Checking and Bounce Protection features on retail checking accounts introduced during August 2002. The increase in the gain on the sale of mortgage loans held for sale was due to routine sales transactions by Coastal Banc ssb (the "Bank"), which were facilitated by Coastal Banc Mortgage Corp. ("CBMC"), an affiliate of the Bank. The loans sold were purchased by the Bank in packages with the intention to resell all or part of the loans in the packages to third party investors. CBMC was formed during the third quarter of 2002 for the purpose of facilitating the purchase and sale of whole loans and participations to third parties. These increases in other noninterest income were somewhat offset by a $336,000 decrease in the gain on the sale of real estate owned and a $200,000 decrease in loan fees. The decrease in loan fees was due to decreased construction loan activity, no warehouse activity in 2003 and decreased single family mortgage loan fees due to the fact that the number of Coastal's mortgage loans that are being serviced by Coastal has decreasesd.

     Noninterest  Expense
     --------------------

     For the six months ended June 30, 2003, noninterest expense decreased $256,000 from the six months ended June 30, 2002. When comparing the six months ended June 30, 2003 to the same period in 2002, the $256,000 net decrease in noninterest expense was comprised primarily of a decrease in compensation, payroll taxes and benefits of $399,000, a decrease of $501,000 in office occupancy and a $281,000 decrease in advertising, somewhat offset by an $891,000 increase in other noninterest expense. The $399,000 decrease in compensation related expense is primarily comprised on the following: a $257,000 decrease in incentive and bonus expense because of the overall lower net income results, a $293,000 decrease due to the sale of the five Hill Country branches in December 2002, a $252,000 decrease due to the outsourcing of the internal audit department in 2002, offset by a $314,000 increase in compensation paid to CBMC employees including brokerage commissions related to the loan sales mentioned previously. The decrease in office occupancy was due to various assets becoming fully depreciated in 2002 and in 2003, the sale of the five Hill Country branches and the decrease in advertising expense was due to management's decision to reduce this spending in 2003. The increase in other noninterest expense was primarily comprised of the following: a $235,000 increase in audit and accounting fees, a $228,000 increase in legal fees and insurance premiums, a $144,000 increase in the provision for losses on deposit accounts and a $128,000 increase in expenses related to loans and real estate owned.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the six months ended June 30, 2003 was $3.2 million compared to $4.2 million for the six months ended June 30, 2002. The $1.0 million decrease was due to the lower amount of income before provision for Federal income taxes and minority interest, with the effective tax rate for the periods being approximately 31% for six months ended June 30, 2003 and 32% for the same period in 2002 (when taking into account the tax benefit for the minority interest expense in 2002). As discussed in the notes to the Consolidated Financial Statements, Coastal received a tax benefit for the dividends paid on the Bancorp Preferred Stock pursuant to an agreement with the FDIC. The effective tax rate for the six months ended June 30, 2003 would have been 35% without this tax benefit related to the Bancorp Preferred Stock. The ongoing tax benefit ceased upon the redemption of the Bancorp Preferred Stock.

Results  of  Operations  for  the  Three  Months  Ended  June  30, 2003 and 2002
--------------------------------------------------------------------------------

     General
     -------

     For the three months ended June 30, 2003, net income was $3.5 million compared to $5.0 million for the three months ended June 30, 2002. The decrease was primarily due to a $3.9 million decrease in net interest income, as a result of a 0.63% decrease in net interest margin (due to the overall lower interest rate environment) and a $14.7 million decrease in average net interest-earning assets when comparing the second quarter of 2003 to the same period in 2002. This decrease in net interest income was partially mitigated by a $552,000 increase in noninterest income, a $460,000 decrease in noninterest expense, a $782,000 decrease in the provision for Federal income taxes and a $647,000 decrease in the expense for minority interest (related to the preferred stock of Coastal Banc ssb which was redeemed on July 15, 2002).

     Interest  Income
     ----------------

     Due to the overall lower interest rate environment and significant principal payments received on Coastal's mortgage-backed securities and single-family mortgage loan portfolios, interest income decreased $6.2 million to $29.0 million for the three months ended June 30, 2003 from $35.2 million for the three months ended June 30, 2002. The decrease was comprised of a $5.5 million decrease in interest income on loans receivable, a $577,000 decrease in interest income on mortgage-backed securities and a $91,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

     When comparing the two periods, average interest-earning assets decreased $3.4 million and the average yield decreased 1.01% from 5.76% in 2002 to 4.75% in 2003. The $3.4 million decrease in average interest-earning assets consisted primarily of a $21.6 million decrease in the average balance of loans receivable, an $8.2 million decrease in the average balance of Federal funds sold, offset by a $25.9 million increase in the average balance of mortgage-backed securities.

     As in 2002, during 2003 Coastal has continued to experience significant principal paydowns on its mortgage-backed securities and single family mortgage loans receivable portfolios due to the continuing low market rates of interest and the resulting refinancings of mortgage assets. These paydowns, on an annualized basis, were approximately 38% on mortgage-backed securities and over 50% on single family mortgage loans during the three months ended June 30, 2003. Because Coastal's mortgage assets are primarily acquired through purchases (many at a premium), these significant paydowns resulted in greater premium amortization (and therefore a lower yield) on those assets. In addition, due to the lower interest rate environment, Coastal is replacing these paid down assets with lower yielding assets, again with many being purchased at a premium.

     Interest  Expense
     -----------------

     Interest expense on interest-bearing liabilities was $13.1 million for the three months ended June 30, 2003, as compared to $15.5 million for the same period in 2002. The decrease in interest expense was again primarily due to the lower overall market rates of interest that declined throughout 2002 and have continued to decline during the first six months of 2003, offset by the increase in interest expense due to the 9.0% Trust Preferred Securities I issued in June of 2002. When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.42% for the six months ended June 30, 2003 from 2.87% for the same period in 2002 and average interest-bearing liabilities increased $11.3 million. The 0.45% decrease in the average rate paid on interest-bearing liabilities was due primarily to the 0.60% decrease in the average rate paid on interest-bearing deposits and a 0.55% decrease in the average rates paid on advances from the FHLB. The increase in average interest-bearing liabilities consisted primarily of a $43.7 million increase in the average balance of Trust Preferred Securities due to the issuance of $50.0 million of the Trust Preferred Securities I on June 18, 2002 at 9.0% and $10.0 million of the Trust Preferred Securities II on June 23, 2003 at a floating rate (LIBOR plus 3.05%) and an increase of $11.0 million in advances from the FHLB. These increases were somewhat offset by a $43.4 million decrease in average interest-bearing deposits, primarily due to the December 2002 branch sale.

     Net  Interest  Income
     ---------------------

     Net interest income was $15.9 million for the three months ended June 30, 2003 and $19.7 million for the same period in 2002. As discussed above, the decrease was due primarily to the overall lower market interest rate environment. Net interest margin ("Margin") was 2.60% for the three months ended June 30, 2003 compared to 3.23% for the three months ended June 30, 2002. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased to 2.33% for the three months ended June 30, 2003 from 2.89% for the three months ended June 30, 2002. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended June 30, 2003 and 2002 were 2.52% and 3.10%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. When comparing the two periods, average interest-earning assets decreased $3.4 million and average interest-bearing liabilities increased $11.3 million.

     Management's overall goal is to continue to improve the asset/liability composition to be less vulnerable to market interest rate fluctuations, primarily through the addition of loans tied to variable rates such as LIBOR and local and regional prime rates. Management attempts to mitigate margin compression in a declining interest rate environment by requiring interest rate floors on certain variable rate loans.

     Provision  for  Loan  Losses  and  the Allowance for Loan Losses - Critical
     ---------------------------------------------------------------------------
     Accounting  Policy
     ------------------

     The provision for loan losses was $900,000 for the three months ended June 30, 2003 and for the three months ended June 30, 2002. At June 30, 2003, Coastal had nonperforming loans totaling $14.2 million, which is a decrease of $4.4 million, or 23%, when compared to December 31, 2002. This decrease was primarily a result of the decrease in nonperforming single family mortgage loans due to management's increased focus on ongoing collection efforts. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The ratio of nonperforming assets to total assets was 0.72% at June 30, 2003, compared to 0.91% at December 31, 2002. At June 30, 2003 the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 132.4% compared to 97.7% at December 31, 2002.

     Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance for loan losses is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the type, size, quality and risk of loans in the portfolio and considers such factors as specific known risks, historical and peer group experience, the existing nonperforming loans and the underlying collateral value on those loans, general economic conditions, particularly as they relate to Coastal's lending areas and other factors related to the collectibility of Coastal's loan portfolio. Based on the ongoing assessment by management, provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on probable losses in the loan portfolio. While management uses the best information available at the time to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

     Noninterest  Income
     -------------------

     For the three months ended June 30, 2003, noninterest income increased $552,000 to $3.5 million, compared to $3.0 million for the three months ended June 30, 2002. The $552,000 increase in noninterest income was primarily due to the $806,000 increase in service charges on deposit accounts. The increased income from service charges on deposit accounts is due to Coastal's continued focus on increasing transaction-type accounts and the related fee income, including Coastal's Free Checking and Bounce Protection features on retail checking accounts introduced during August 2002. This increase in service charges on deposit accounts was somewhat offset by a $184,000 decrease in the gain on the sale of real estate owned and a $112,000 decrease in loan fees.

     Noninterest  Expense
     --------------------

     For the three months ended June 30, 2003, noninterest expense decreased $460,000 from the three months ended June 30, 2002. When comparing the second quarter of 2003 to the same period in 2002, the $460,000 net decrease in noninterest expense was comprised primarily of a decrease in compensation, payroll taxes and benefits of $546,000, and decreases of $238,000 and $127,000 in office occupancy and advertising, respectively. These decreases were somewhat offset by a $378,000 increase in other noninterest expense, a $62,000 increase in data processing and a small increase in postage and delivery expense. The decrease in compensation related expenses was primarily comprised of the following: decreased incentive and bonus expense of $177,000 because of the overall lower net income results, a $142,000 decrease due to the outsourcing of the internal audit department in 2002, a $144,000 decrease due to the sale of the five Hill Country branches in December 2002, in addition to other overall staffing changes to gain efficiencies throughout Coastal. The decrease in office occupancy was primarily due to certain assets becoming fully depreciated in 2002 and 2003, in addition to decreases in rent and repair expenses. The decrease in advertising expense was due to management's decision to reduce this spending in 2003. The $378,000 increase in other noninterest expense was primarily comprised of a $114,000 increase in audit and accounting fees related to the outsourcing of the internal audit department, a $108,000 increase in legal fees and insurance premiums and a $103,000 increase in expenses related to software and network communications costs.

     Provision  for  Federal  Income  Taxes
     --------------------------------------

     The provision for Federal income taxes for the three months ended June 30, 2003 was $1.6 million compared to $2.4 million for the three months ended June 30, 2002. The $782,000 decrease was due to the lower amount of income before provision for Federal income taxes and minority interest, with the effective tax rate for the periods being approximately 31% for the quarter ended June 30, 2003 and 32% for the same period in 2002 (when taking into account the tax benefit for the minority interest expense in 2002). As discussed in the notes to the Consolidated Financial Statements, Coastal received a tax benefit for the dividends paid on the Bancorp Preferred Stock pursuant to an agreement with the FDIC. The effective tax rate for the three months ended June 30, 2003 would have been 35% without this tax benefit related to the Bancorp Preferred Stock. The ongoing tax benefit ceased upon redemption of the Bancorp Preferred Stock.

     Liquidity  and  Capital  Resources
     ----------------------------------

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, principal payments on loans receivable and mortgage-backed securities and other types of borrowings. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund dividends and stock purchases and acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At June 30, 2003, Coastal had binding commitments to originate or purchase loans totaling approximately $34.8 million and had $117.8 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2003, totaled $755.3 million at June 30, 2003. Management believes that Coastal has adequate resources to fund all of its commitments.

     During the six months ended June 30, 2003, Coastal opened a new branch in the City of Rosenberg, Texas. As of June 30, 2003, Coastal operated 44 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas (including this new branch in Rosenberg).

     Forward-Looking  Information
     ----------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to changes in market rates of interest, changes in our loan portfolio, including the risks associated with our non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and commercial construction loans), the possibility that Coastal's allowance for loan losses proves to be inadequate, Coastal's ability to attract core deposits, the concentration of Coastal's loan portfolio in Texas and California to the extent that the economies of those states experience problems, Coastal's acquisition strategy, including risks of adversely changing results of operations and factors affecting Coastal's ability to consummate further acquisitions; risks involved in Coastal's ability to quickly and efficiently integrate the operations of acquired entities with those of Coastal; changes in business strategies, changes in general economic and business conditions and changes in the laws and regulations applicable to Coastal; and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 25, 2003.

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

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Coastal's management has reviewed the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of Coastal or caused such disclosure controls and procedures to be designed under management's supervision, particularly during the period in which this quarterly report was being prepared. Disclosure controls and procedures are the controls and other procedures of Coastal that are designed to ensure that the information required to be disclosed by Coastal in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Coastal in its reports filed under the Exchange Act is accumulated and communicated to Coastal's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management believes that such disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that material information relating to Coastal, including its consolidated subsidiaries, is made known to management by others within Coastal and its consolidated subsidiaries. To management's knowledge, there were no significant changes in internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings
             ------------------

     Coastal is, and has been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of its operations. Based on the facts currently available to management, management believes that the matters pending at June 30, 2003 are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on Coastal's consolidated financial condition, results of operations or cash flows.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------

     On June 23, 2003, Bancorp, through Coastal Capital Trust II (a consolidated trust subsidiary) ("CCTII"), issued to a private institutional investor, 10,000 floating rate pooled trust preferred securities ("Trust Preferred Securities II") with a liquidation preference of $1,000 per security. The Trust Preferred Securities II represent an interest in the related junior subordinated debentures of Bancorp, which were purchased by the CCTII and have substantially the same payment terms as these Trust Preferred Securities II. The junior subordinated notes are the only assets of the CCTII and interest payments from the notes finance the distributions paid on the Trust Preferred Securities II. Distributions on the securities are payable quarterly at a variable interest rate, reset quarterly, equal to LIBOR plus 3.05%, and are included in interest expense in the consolidated statements of income.

     The Trust Preferred Securities II are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 23, 2033, at the option of Bancorp on or after June 23, 2008, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. Bancorp has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

     The proceeds from the issuance of the Trust Preferred Securities II were used on July 31, 2003 in the redemption of Bancorp's 9.12% Series A Cumulative Preferred Stock (Nasdaq:CBSAO).

Item  3.     Defaults  Upon  Senior  Securities
             ----------------------------------

     Not  applicable.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

On April 24, 2003, at the Annual Meeting of Stockholders of Coastal Bancorp, Inc. (the "Company"), the stockholders voted upon and approved the election of two directors and the ratification of the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003.

With  respect  to  such  matters,  the  results  of  the  votes were as follows:

1)     Election  of  directors:
                                            Number  of  Votes
                                            -----------------
                                          In  favor    Withheld
                                          --------    ----------
     Manuel  J.  Mehos                    4,217,263     327,871
     Clayton  T.  Stone                   4,461,205      83,929

2) Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003:

     Number  of  votes  in  favor:         4,374,680
     Number  of  votes  against:             169,704
     Number  of  votes  abstaining               750

Item  5.     Other  Information
             ------------------

     Not  applicable.

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

Reports  on  Form  8-K.

1) Form 8-K filed with the SEC on April 17, 2003 concerning the announcement that the Company. had issued a press release regarding the results of operations and financial condition for the quarterly period ended March 31, 2003.

2) Form 8-K filed with the SEC on May 16, 2003 concerning the announcement that the Company requested Moody's Investor Services to withdraw all ratings on the Company.

3) Form 8-K filed with the SEC on May 27, 2003 concerning the announcement that Clayton T. Stone, a Director of the Company, passed away.

Exhibits.
31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  the  Chief  Executive  Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  the  Chief  Financial  Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Statement  of  Factors  Under Private Securities Litigation Reform
Act  of  1995.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:     8/8/03                            By     /s/  Manuel  J. Mehos
           ------                                   ---------------------
                                             Manuel  J.  Mehos
                                             Chairman  of  the  Board
                                             Chief  Executive  Officer
                                             (Principal  Executive  Officer)








Dated:     8/8/03                            By  /s/  Catherine  N. Wylie
           ------                               -------------------------
                                             Catherine  N.  Wylie
                                             Chief  Financial  Officer
                                             (Principal  Financial  and
                                             Accounting  Officer)