Form 10-Q
period 2003-09-30
COASTAL BANCORP INC
filed 2003-11-14
CIK 919805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [ X ]  Quarterly Report Under Section 13 or 15 (d) of
        the Securities Exchange Act of 1934
        For the Quarterly Period Ended September 30, 2003

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

Common Stock Outstanding: 5,235,099 as of October 31, 2003

Coastal Bancorp, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Part I.    Financial Information

Item 1	Financial Statements (unaudited)

Consolidated Statements of Financial Condition at September 30, 2003 and December 31, 2002

Consolidated Statements of Income for the Nine-Month Periods Ended September 30, 2003 and 2002

Consolidated Statements of Income for the Three-Month Periods Ended September 30, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Nine-Month and Three-Month Periods Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

Part II.    Other Information

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

Signatures

Item 1. FINANCIAL STATEMENTS

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, except share data)

September 30,		December 31,
2003		2002
(Unaudited)
ASSETS

Cash and cash equivalents	$35,347	$39,766
Federal funds sold	1,490	27,755
Loans receivable held for sale	-	49,886
Loans receivable, net (note 4)	1,951,987	1,812,785
Mortgage-backed securities available-for-sale, at fair value (note 3)	527,668	475,022
Other securities available-for-sale, at fair value	2,271	1,788
Accrued interest receivable	9,466	9,781
Property and equipment	29,804	27,341
Stock in the Federal Home Loan Bank of Dallas ("FHLB")	45,243	41,221
Goodwill	21,429	21,429
Prepaid expenses and other assets	16,351	19,370

	$2,641,056	$2,526,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits (note 5)	$1,638,914	$1,614,368
Advances from the FHLB (note 6)	792,031	696,085
Company obligated mandatorily redeemable 9.0% trust
preferred securities of Coastal Capital Trust I
(note 7)	50,000	50,000
Company obligated mandatorily redeemable variable rate
trust preferred securities of Coastal Capital Trust II
(note 7)	10,000	-
Advances from borrowers for taxes and insurance	8,304	2,407
Other liabilities and accrued expenses	10,514	10,399

Total liabilities	2,509,763	2,373,259

Commitments and contingencies (notes 4 and 9)

Stockholders' equity (notes 1, 3, 10, 12 and 13):

Preferred stock, no par value; authorized shares 5,000,000;
9.12% Cumulative, Series A, 1,100,000 shares issued
and outstanding	-	27,500
Common stock, $.01 par value; authorized shares
30,000,000; 7,929,485 shares issued and 5,182,610
shares outstanding at September 30, 2003; 7,867,029
shares issued and 5,141,010 outstanding at
December 31, 2002	79	79
Additional paid-in capital	36,475	35,736
Retained earnings	148,699	141,986
Accumulated other comprehensive income (loss) - net
unrealized gain (loss) on securities available-for-sale	(315)	619
Treasury stock at cost (2,746,875 shares in 2003 and
2,726,019 shares in 2002)	(53,645)	(53,035)

Total stockholders' equity	131,293	152,885

	$2,641,056	$2,526,144

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

	Nine Months Ended
	September 30,
	2003	2002
	(Unaudited)
Interest income:
Loans receivable	$74,880	$90,357
Mortgage-backed securities	10,403	13,060
FHLB stock, federal funds sold and other interest-earning assets	829	1,203

	86,112	104,620

Interest expense:
Deposits	22,934	30,859
Advances from the FHLB	12,749	15,303
Senior Notes payable (note 8)	-	378
Company obligated mandatorily redeemable trust preferred securities	3,487	1,275

	39,170	47,815

Net interest income	46,942	56,805
Provision for loan losses (note 4)	2,700	2,700

Net interest income after provision for loan losses	44,242	54,105

Noninterest income:
Service charges on deposit accounts	8,859	6,732
Loan fees	681	888
Gain on sale of loans receivable held for sale	798	40
Gain (loss) on derivative instruments (note 9)	15	(18)
Gain (loss) on real estate owned	(23)	207
Gain on sale of mortgage-backed securities available-for-sale	302	-
Other	748	668

	11,380	8,517

Noninterest expense:
Compensation, payroll taxes and other benefits	22,699	23,821
Office occupancy	7,225	7,629
Data processing	1,355	1,235
Advertising	905	1,396
Postage and delivery	1,163	1,206
Other	7,343	6,128

	40,690	41,415

Income before provision for Federal income taxes and minority interest	14,932	21,207
Provision for Federal income taxes	4,735	6,289

Income before minority interest	10,197	14,918
Minority interest - preferred stock dividends of Coastal Banc ssb	-	1,507

Net income	$10,197	$13,411

Net income available to common stockholders	$8,727	$11,530

Basic earnings per common share (note 10)	$1.69	$2.06

Diluted earnings per common share (note 10)	$1.62	$1.97

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

	Three Months Ended
	September 30,
	2003	2002
	(Unaudited)
Interest income:
Loans receivable	$24,049	$29,649
Mortgage-backed securities	3,251	4,034
FHLB stock, federal funds sold and other interest-earning assets	250	348

	27,550	34,031

Interest expense:
Deposits	7,128	9,616
Advances from the FHLB	4,291	4,944
Company obligated mandatorily redeemable trust preferred securities	1,229	1,112

	12,648	15,672

Net interest income	14,902	18,359
Provision for loan losses (note 4)	900	900

Net interest income after provision for loan losses	14,002	17,459

Noninterest income:
Service charges on deposit accounts	3,013	2,599
Loan fees	259	266
Gain on sale of loans receivable held for sale	6	-
Gain on derivative instruments (note 9)	2	6
Gain (loss) on real estate owned	73	(33)
Gain on sale of mortgage-backed securities available-for-sale	302	-
Other	226	216

	3,881	3,054

Noninterest expense:
Compensation, payroll taxes and other benefits	7,245	7,968
Office occupancy	2,505	2,408
Data processing	461	413
Advertising	336	546
Postage and delivery	406	411
Other	2,458	2,134

	13,411	13,880

Income before provision for Federal income taxes and minority interest	4,472	6,633
Provision for Federal income taxes	1,498	2,045

Income before minority interest	2,974	4,588
Minority interest - preferred stock dividends of Coastal Banc ssb	-	213

Net income	$2,974	$4,375

Net income available to common stockholders	$2,758	$3,748

Basic earnings per common share (note 10)	$0.53	$0.72

Diluted earnings per common share (note 10)	$0.51	$0.68

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Nine Months Ended
	September 30,
	2003	2002
	(Unaudited)

Net income	$10,197	$13,411

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale arising during period	(1,130)	1,626
Reclassification adjustment for gains included in net income	196	-

Total comprehensive income	$9,263	$15,037

	Three Months Ended
	September 30,
	2003	2002
	(Unaudited)

Net income	$2,974	$4,375

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale arising during period	(2,065)	1,562
Reclassification adjustment for gains included in net income	196	-

Total comprehensive income	$1,105	$5,937

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$10,197	$13,411
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property and equipment
and prepaid expenses and other assets	6,924	6,476
Net amortization (accretion) of premiums, discounts and loan fees	7,211	3,558
Provision for loan losses	2,700	2,700
Originations and purchases of mortgage loans held for sale	(127,784)	(8,592)
Sales of mortgage loans held for sale	153,443	11,758
Gain on sale of mortgage loans held for sale	(798)	(40)
Gain on sale of mortgage backed securities available-for-sale	(302)	-
Stock dividends from the FHLB	(731)	(905)
(Gain) loss on derivative instruments	(15)	18
Decrease (increase) in:
Accrued interest receivable	315	1,899
Other, net	6,923	4,065

Net cash provided by operating activities	58,083	34,348

Cash flows from investing activities:
Net decrease in federal funds sold	26,265	15,960
Purchase of mortgage-backed securities available-for-sale	(242,998)	(70,138)
Principal repayments on mortgage-backed securities available-for-sale	152,954	115,898
Sales of mortgage-backed securities available-for-sale	33,078	-
Purchase of other securities available-for-sale	(511)	(243)
Proceeds from maturity of other securities available-for-sale	-	41,000
Purchases of loans receivable	(452,670)	(387,843)
Sales of loans receivable	-	10,111
Net decrease in loans receivable	324,263	261,129
Purchase of FHLB stock	(3,291)	-
Net purchases of property and equipment	(4,976)	(2,861)

Net cash provided (used) by investing activities	(167,886)	(16,987)

	(Table continued on next page)

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In Thousands)

	Nine Months Ended
	September 30,
	2003	2002
	(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in deposits	$24,546	$(16,705)
Advances from the FHLB	12,606,474	15,601,400
Principal payments on advances from the FHLB	(12,510,528)	(15,559,494)
Proceeds from issuance of trust preferred securities	9,850	48,125
Net increase in advances from borrowers for taxes and insurance	5,897	6,109
Exercise of stock options for purchase of Common Stock, net	717	105
Purchase of treasury stock	(652)	(21,162)
Issuance of treasury shares	63	83
Redemption of Senior Notes payable	-	(43,875)
Redemption of Coastal Banc ssb 9.0% Noncumulative Preferred Stock	-	(28,750)
Redemption of 9.12% Cumulative Series A Preferred Stock	(27,500)	-
Dividends paid	(3,483)	(3,912)

Net cash provided (used) by financing activities	105,384	(18,076)

Net decrease in cash and cash equivalents	(4,419)	(715)
Cash and cash equivalents at beginning of period	39,766	41,537

Cash and cash equivalents at end of period	$35,347	$40,822

Supplemental schedule of cash flows-interest paid	$40,066	$49,801

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to the held for sale category	$-	$9,075
Transfer of loans from held for sale to loans receivable	19,644	-
Foreclosures of loans receivable	2,151	4,289

See accompanying Notes to Consolidated Financial Statements

Coastal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Recent Accounting Pronouncements
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on Coastal's consolidated financial statements for the nine months ended September 30, 2003.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Coastal has two statutory and business trusts, one of which was formed subsequent to January 31, 2003, for the sole purpose of issuing trust preferred securities as further described in Note 7 to our accompanying consolidated financial statements.  Coastal currently believes the continued consolidation of these trusts is appropriate under Interpretation No. 46.  However, the application of Interpretation No. 46 to these types of trusts is an emerging issue and a possible unintended consequence of Interpretation No. 46 is the deconsolidation of these types of trusts.  Coastal is currently evaluating the impact that deconsolidation of these trusts would have on its consolidated financial statements.

In April 2003, the FASB issued Statement No. 149 ("Statement 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 amends FASB Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FIN 45 and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that related to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 is not expected to have a material impact on Coastal's consolidated financial statements.

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

Treasury Stock
On August 27, 1998, December 21, 1998, February 25, 1999, April 27, 2000, July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of September 30, 2003, a total of 2,752,575 shares had been repurchased under all of the authorized repurchase plans.

As of September 30, 2003, 2,746,875 shares of common stock were held in treasury at an average price of $19.53 per share for a total cost of $53.6 million. Book value per common share at September 30, 2003 was $24.49.

Common Stock Dividends
On July 31, 2003, Coastal announced an increase in its quarterly common stock dividend from $0.12 to $0.15 per common share. Future dividend increases will be determined by the Board of Directors based upon Coastal's results of operations and financial condition, in addition to general economic and other factors.

Stock Options
Statement of Financial Accounting Standards No. 148 ("Statement 148") "Accounting for Stock-Based Compensation – Transition and Disclosure" was issued in December 2002. Statement 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Coastal has adopted the disclosure provisions included in Statement 148 in the notes to the consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 contained herein.

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

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
	(In thousands, except per share data)

Net income available to common stockholders, as reported	$8,727	$11,530
Deduct: Total stock-based compensation expense determined under the fair value
based method for all awards, net of related tax effects	(184)	(319)

Proforma net income available to common stockholders	$8,543	$11,211

Earnings per common share:
Basic – as reported	$1.69	$2.06

Basic – proforma	$1.66	$2.00

Diluted – as reported	$1.62	$1.97

Diluted – proforma	$1.59	$1.91

	Three Months Ended
	September 30,
	2003	2002
	(In thousands, except per share data)
Net income available to common stockholders, as reported	$2,758	$3,748
Deduct: Total stock-based compensation expense determined under the fair value
based method for all awards, net of related tax effects	(61)	(106)

Proforma net income available to common stockholders	$2,697	$3,642

Earnings per common share:
Basic – as reported	$0.53	$0.72

Basic – proforma	$0.52	$0.70

Diluted – as reported	$0.51	$0.68

Diluted – proforma	$0.50	$0.67

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

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

(3) Mortgage-backed Securities

Mortgage-backed securities at September 30, 2003 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Agency securities	$445,018	$1,132	$(978)	$445,172
CMOs – Non-agency	81,429	-	(672)	80,757
Non-agency securities	1,709	30	-	1,739

	$528,156	$1,162	$(1,650)	$527,668

As overall interest rates increase, the fair value of Coastal's mortgage-backed securities could be negatively affected by decreasing any unrealized gains and possibly resulting in additional net unrealized losses in future periods.

Mortgage-backed securities at December 31, 2002 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Agency securities	$387,636	$1,983	$(470)	$389,149
CMOs – Non-agency	84,376	67	(644)	83,799
Non-agency securities	2,060	14	-	2,074

	$474,072	$2,064	$(1,114)	$475,022

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

(4) Loans Receivable

Loans receivable at September 30, 2003 and December 31, 2002 were as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

Real estate mortgage loans:
First-lien mortgage, primarily residential	$968,608	$855,633
Commercial	373,921	317,692
Multifamily	102,238	116,020
Residential construction	125,116	123,085
Acquisition and development	138,402	143,463
Commercial construction	189,042	241,128
Commercial, financial and industrial	176,226	135,209
Loans secured by deposits	12,839	14,465
Consumer and other loans	31,371	33,430

	2,117,763	1,980,125
Loans in process	(150,223)	(147,769)
Allowance for loan losses	(19,066)	(18,118)
Unearned interest and loan fees	(3,055)	(2,910)
Premium on purchased loans, net	6,568	1,457

	$1,951,987	$1,812,785

Weighted average yield	4.73%	5.52%

At September 30, 2003, Coastal had outstanding commitments to originate or purchase $16.6 million of real estate mortgage and other loans and had commitments under lines of credit to originate primarily construction and other loans of approximately $187.3 million. In addition, at September 30, 2003, Coastal had $17.4 million of outstanding standby letters of credit. Management anticipates the funding of these commitments through normal operations.

Standby letters of credit are written for conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At September 30, 2003, the maximum potential amount of future payments under standby letters of credit was $17.4 million. As of September 30, 2003, the fair value of these guarantees, which is the liability recorded when fees are collected, was immaterial to the consolidated financial statements.

At September 30, 2003 and December 31, 2002, the carrying value of loans that were considered to be impaired totaled approximately $6.9 million and $8.5 million, respectively, and the related allowance for loan losses on those impaired loans totaled $1.9 million and $2.4 million at September 30, 2003 and December 31, 2002, respectively. Of the impaired loans outstanding, one loan with a balance of $32,000 at September 30, 2003 and eight loans with a balance of $551,000 at December 31, 2002 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the nine months ended September 30, 2003 and 2002 was $7.8 million and $3.4 million, respectively.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2003	2002

Balance, beginning of period	$18,118	$15,385
Provision for loan losses	2,700	2,700
Charge-offs	(2,372)	(2,785)
Recoveries	620	704

Balance, end of period	$19,066	$16,004

Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $53.6 million and $68.8 million at September 30, 2003 and December 31, 2002, respectively.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

(5) Deposits

Deposits, their stated rates and the related weighted average interest rates, at September 30, 2003 and December 31, 2002, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $247.4 million ($138.9 million from noninterest-bearing and $108.5 million from interest-bearing) at September 30, 2003 and $250.9 million ($131.3 million from noninterest-bearing and $119.6 million from interest-bearing) at December 31, 2002.

	Stated Rate	September 30, 2003	December 31, 2002

Noninterest-bearing checking	0.00%	$55,292	$51,029
Interest-bearing checking	0.00 - 1.00	13,990	14,353
Savings accounts	0.25 - 1.24	44,730	44,603
Money market demand accounts	0.00 - 2.13	594,795	530,659

		708,807	640,644

Certificate accounts
	Less than 2.00	388,378	104,358
	2.00 - 2.99	328,875	558,337
	3.00 - 3.99	137,187	206,645
	4.00 - 4.99	47,641	63,234
	5.00 - 5.99	24,812	34,447
	6.00 - 6.99	3,194	6,524
	7.00 - 7.99	19	106
	8.00 - 8.99	1	73

		930,107	973,724

		$1,638,914	$1,614,368

Weighted average interest rate		1.69%	2.12%

Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Noninterest-bearing checking	$194,206	$182,290
Interest-bearing checking	122,444	134,034
Money market demand accounts	347,427	279,717

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

The scheduled maturities of certificate accounts outstanding at September 30, 2003 were as follows (in thousands):

September 30, 2003

0 through 12 months	$694,369
13 through 24 months	163,843
25 through 36 months	13,080
37 through 48 months	29,528
49 through 60 months	29,142
Over 60 months	145

$930,107

(6) Advances from the FHLB

The weighted average interest rates on advances from the FHLB at September 30, 2003 and December 31, 2002 were 1.99% and 2.71%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at September 30, 2003 are summarized as follows (dollars in thousands):

	Weighted
	Average
Due during the year ending December 31,	Interest Rate	Amount

2003	3.83%	$3,452
2004	1.64	295,400
2005	2.04	356,025
2006	1.70	105,754
2007	4.38	2,999
2008	3.85	5,562
2009	7.99	3,244
2010	5.38	2,055
2011	6.64	729
2012	5.76	292
2013	5.46	8,671
2014	5.44	2,869
2015	6.66	1,601
2017	5.43	1,973
2018	5.05	1,405

	1.99%	$792,031

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

(7) Company Obligated Mandatorily Redeemable Trust Preferred Securities

On June 23, 2003, Bancorp, through Coastal Capital Trust II (a consolidated trust subsidiary) ("CCTII"), issued to a private institutional investor, 10,000 floating rate pooled trust preferred securities ("Trust Preferred Securities II") with a liquidation preference of $1,000 per security. The Trust Preferred Securities II represent an interest in the related junior subordinated debentures of Bancorp, which were purchased by the CCTII and have substantially the same payment terms as these Trust Preferred Securities II. The junior subordinated notes are the only assets of the CCTII and interest payments from the notes finance the distributions paid on the Trust Preferred Securities II. Distributions on the securities are payable quarterly at a variable interest rate, reset quarterly, equal to LIBOR plus 3.05%, and are included in interest expense in the consolidated statements of income.  Interest was paid on the Trust Preferred Securities II at the rate of 4.0775% for the quarter ended September 30, 2003.  Effective October 1, 2003 the rate reset at 4.19% for the fourth quarter of 2003.

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

The proceeds from the issuance of the Trust Preferred Securities II were used on July 31, 2003 in the redemption of all of Bancorp's 9.12% Series A Cumulative Preferred Stock (Nasdaq:CBSAO).

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

A portion of the proceeds from the issuance of the Trust Preferred Securities I were used to repurchase 500,000 shares of common stock for $15.0 million from a director of Bancorp in June 2002. In addition, $28.8 million of the proceeds were used on July 15, 2002, to redeem all of the Bank's 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAP) through a capital contribution to Coastal Banc ssb.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

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

(9) Derivative Instruments

Coastal is a party to derivative instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. These derivative instruments have included interest rate swap agreements where Coastal makes fixed interest payments and receives payments based on a floating index and interest rate cap agreements, as described below. For the nine months ended September 30, 2003 and 2002, Coastal recorded a fair value gain (loss) on these derivative instruments of $15,000 and ($18,000), respectively. As of September 30, 2003 and December 31, 2002, interest rate cap agreements were Coastal's only derivative instruments and were recorded at fair value.

Payments on the interest rate cap agreements are based on the notional principal amount of the agreements; no funds were actually borrowed or are to be repaid. No payments are required to be made upon the expiration of the agreements. The fair value of the interest rate cap agreements was zero at September 30, 2003 and December 31, 2002, which is the recorded book value of the agreements at such dates. The interest rate cap agreements are used to alter the interest rate sensitivity of a portion of Coastal's mortgage-backed securities and loans receivable portfolios. As such, the amortization of any purchase price and interest income from the interest rate cap agreements is recorded in interest income in the accompanying consolidated statements of income, as applicable. The net decrease in interest income related to the interest rate cap agreements for the nine months ended September 30, 2003 and 2002 was approximately $15,000 and $19,000, respectively. No payments were made to Coastal under the interest rate cap agreements during the nine months ended September 30, 2003 or 2002.  As of September 30, 2003, Coastal had one interest rate cap agreement with a third party with a notional amount totaling $4.3 million. The current agreement provides for the third party to make payments to Coastal whenever a defined floating rate exceeds 9.0%. This agreement expires in 2003.

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

Coastal is exposed to credit loss in the event of nonperformance by the counterparty to the cap agreement and attempts to control this risk through credit monitoring procedures. The notional principal amount does not represent Coastal's exposure to credit loss.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

(10) Earnings Per Share

The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the nine- and three-month periods ended September 30, 2003 and 2002 (dollars in thousands, except share and per share data):

	Nine Months Ended
	September 30,
	2003	2002

Net income	$10,197	$13,411
Preferred stock dividends	1,470	1,881

Net income available to common stockholders	$8,727	$11,530

Weighted average number of common shares outstanding used in basic EPS calculation	5,159,564	5,596,525
Add assumed exercise of outstanding stock options as adjusted for dilutive securities	229,003	262,176

Weighted average number of common shares outstanding used in diluted EPS
calculation	5,388,567	5,858,701

Basic EPS	$1.69	$2.06

Diluted EPS	$1.62	$1.97

	Three Months Ended
	September 30,
	2003	2002

Net income	$2,974	$4,375
Preferred stock dividends	216	627

Net income available to common stockholders	$2,758	$3,748

Weighted average number of common shares outstanding used in basic EPS calculation	5,168,964	5,226,334

Add assumed exercise of outstanding stock options as adjusted for dilutive securities	218,383	248,101

Weighted average number of common shares outstanding used in diluted
EPS calculation	5,387,347	5,474,435

Basic EPS	$0.53	$0.72

Diluted EPS	$0.51	$0.68

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

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

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

With the proceeds from the issuance of the Trust Preferred Securities II (see note 7) and a capital distribution of $17.9 million from the Bank, Bancorp redeemed from the stockholders of record all of the 9.12% Series A Noncumlative Preferred Stock on July 31, 2003. The redemption price was $25.19633 per share, which represented the stated value plus an amount equal to accrued but unpaid dividends to the date of redemption.

Pursuant to Coastal's tax benefit agreement with the FDIC, Coastal received a tax benefit for dividends paid on this Bancorp Preferred Stock. This benefit ceased upon the redemption of the Bancorp Preferred Stock.  The benefit amounted to a reduction in Coastal's effective tax rate of approximately 3% for the nine months ended September 30, 2003 and 2002.  Excluding this tax benefit and the tax benefit for the minority interest expense in 2002, the effective tax rate for the nine months ended September 30, 2003 and 2002 was approximately 35%.

(13) Statutory Capital Requirements

The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and a total risk-based capital to risk-weighted assets ratio of 8.0%.

At September 30, 2003, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):

			Minimum For Capital		Well-Capitalized
	Actual		Adequacy Purposes		Requirements

Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 (core)	$164,765	6.29%	$104,696	4.00%	$130,870	5.00%
Tier 1 risk-based	164,765	9.21	71,561	4.00	107,342	6.00
Total risk-based	183,831	10.28	143,123	8.00	178,904	10.00

As of September 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $114.9 million from December 31, 2002 to September 30, 2003. The net increase was primarily due to increases of $139.2 million in loans receivable and $52.6 million in mortgage-backed securities available-for-sale, somewhat offset by decreases of $49.9 million in loans receivable held for sale and $26.3 million in federal funds sold when comparing the two periods. There were also small changes in other asset categories. The increase in loans receivable was primarily due to the purchase of $452.7 million in single-family mortgage loans, offset by principal payments received on mortgage and other types of loans. The increase in mortgage-backed securities was due to the purchase of $243.0 million of securities, offset by sales of $33.1 million and principal payments received. The decrease in loans receivable held for sale was due primarily to the sale to third party investors in January 2003 of a loan package purchased in November of 2002, the majority of which was intended to be sold.

From December 31, 2002 to September 30, 2003, total liabilities increased by $136.5 million primarily to fund asset purchases and due to the issuance of Trust Preferred Securities II to partially fund the redemption of the 9.12% Series A Preferred Stock. When comparing the two periods, advances from the FHLB increased $95.9 million and deposits increased $24.5 million. During the nine months ended September 30, 2003, Coastal issued $10.0 million in Trust Preferred Securities II through a consolidated trust subsidiary (see note 7 to the Consolidated Financial Statements). Stockholders' equity decreased 14.1% or $21.6 million from December 31, 2002 to September 30, 2003 primarily as a result of the redemption of the 9.12% Series A Cumulative Preferred Stock (see note 12 to the Consolidated Financial Statements). Other changes included net income, offset by dividends declared and increases of $934,000 and $610,000 in accumulated other comprehensive loss and Treasury Stock, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

General

For the nine months ended September 30, 2003, net income was $10.2 million compared to $13.4 million for the nine months ended September 30, 2002. The decrease was primarily due to a $9.9 million decrease in net interest income, as a result of a 0.56% decrease in net interest margin, to 2.54%, and a $9.6 million decrease in average net interest-earning assets when comparing the first nine months of 2003 to the same period in 2002. This decrease in net interest income was somewhat offset by a $2.9 million increase in noninterest income, a $725,000 decrease in noninterest expense, a $1.6 million decrease in the provision for Federal income taxes and a $1.5 million decrease in the expense for minority interest (related to preferred stock of Coastal Banc ssb which was redeemed on July 15, 2002).

Interest Income

Due primarily to principal paydowns, amortization of related premiums and the replacement of assets at lower yields (interest rates), interest income decreased $18.5 million to $86.1 million for the nine months ended September 30, 2003 from $104.6 million for the nine months ended September 30, 2002. The decrease was comprised of a $15.5 million decrease in interest income on loans receivable, a $2.7 million decrease in interest income on mortgage-backed securities and a $374,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

When comparing the two periods, average interest-earning assets increased $18.2 million while the average yield decreased 1.05% from 5.72% in 2002 to 4.67% in 2003. The $18.2 million increase in average interest-earning assets consisted primarily of a $23.8 million increase in the average balance of mortgage-backed securities available-for-sale, offset by an $8.4 million decrease in other securities available-for-sale. The 1.05% decrease in the average yield was primarily due to decreases of 1.11% and 0.90% in the average yield on loans receivable and mortgage-backed securities, respectively, due to significant principal paydowns and the replacement of assets at lower yields (interest rates) during the nine months ended September 30, 2003.

During 2003, Coastal has experienced significant principal paydowns on its mortgage-backed securities and single-family mortgage loans receivable portfolios due to the continuing low market rates of interest and the resulting refinancings of its mortgage assets. The paydowns, on an annualized basis, were approximately 43% on mortgage-backed securities and 50% on single-family mortgage loans during the nine months ended September 30, 2003. Because the majority of Coastal's single-family mortgage assets have been acquired through bulk purchases, the significant paydowns Coastal has experienced have resulted in greater premium amortization (and therefore a lower yield) on those purchased assets. In addition, due to the lower interest rate environment, Coastal is replacing these paid down assets with lower yielding assets, again with many being purchased at a premium.

Interest Expense

Interest expense on interest-bearing liabilities was $39.2 million for the nine months ended September 30, 2003, as compared to $47.8 million for the same period in 2002. The decrease in interest expense was again primarily due to the lower overall market rates of interest that declined throughout 2002 and have continued to decline during the first nine months of 2003, offset by the increase in interest expense due to the 9.0% Trust Preferred Securities I issued in June of 2002 and the floating rate Trust Preferred Securities II issued in June of 2003.

When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.38% for the nine months ended September 30, 2003 from 2.94% for the same period in 2002 and average interest-bearing liabilities increased by $27.8 million. The 0.56% decrease in the average rate paid on interest-bearing liabilities was due primarily to a 0.69% decrease in the average rates paid on advances from the FHLB and a 0.64% decrease in the average rate paid on interest-bearing deposits. The increase in average interest-bearing liabilities consisted primarily of a $50.4 million increase in advances from the FHLB and a $34.4 million increase in the average balance of Trust Preferred Securities due to the issuance of $50.0 million of the Trust Preferred Securities I on June 18, 2002 at 9.0% and $10.0 million of the Trust Preferred Securities II on June 23, 2003 at a floating rate (LIBOR plus 3.05). These increases were somewhat offset by a $52.1 million decrease in average interest-bearing deposits (primarily due to the sale of the Hill Country branches in December 2002) and a $5.0 million decrease in the average balance of Senior Notes due to their redemption on February 1, 2002.

Net Interest Income

Net interest income was $46.9 million for the nine months ended September 30, 2003 and $56.8 million for the same period in 2002. As discussed above, the decrease was due primarily to principal paydowns, amortization of related premiums and the replacement of assets at lower yields (interest rates). Net interest margin ("Margin") was 2.54% for the nine months ended September 30, 2003 compared to 3.10% for the nine months ended September 30, 2002. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased to 2.29% for the nine months ended September 30, 2003 from 2.78% for the nine months ended September 30, 2002. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the nine months ended September 30, 2003 and 2002 were 2.47% and 2.99%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. When comparing the two periods, average interest-earning assets increased $18.2 million and average interest-bearing liabilities increased $27.8 million.

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

Provision for Loan Losses and the Allowance for Loan Losses - Critical Accounting Policy

The provision for loan losses was $2.7 million for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002. At September 30, 2003, Coastal had nonperforming loans totaling $15.4 million, which was a decrease of $3.1 million, or 17%, when compared to December 31, 2002. This decrease was primarily a result of the decrease in nonperforming first lien residential (single-family) mortgage loans due to management's increased focus on ongoing collection efforts. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The ratio of nonperforming assets to total assets was 0.70% at September 30, 2003, compared to 0.91% at December 31, 2002. At September 30, 2003 the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 123.8% compared to 97.7% at December 31, 2002.

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

Noninterest Income

For the nine months ended September 30, 2003, noninterest income increased $2.9 million to $11.4 million, compared to $8.5 million for the nine months ended September 30, 2002. The $2.9 million increase in noninterest income was primarily due to a $2.1 million increase in service charges on deposit accounts, a $758,000 gain on the sale of loans receivable held for sale and a $302,000 gain on the sale of mortgage-backed securities available-for-sale. The increased income from service charges on deposit accounts is due to Coastal's continued focus on increasing transaction-type accounts and the related fee income, including Coastal's Free Checking and Bounce Protection features on retail checking accounts introduced during August 2002. The increase in the gain on the sale of mortgage loans held for sale was due to routine sales transactions by Coastal Banc ssb (the "Bank"), which were facilitated by Coastal Banc Mortgage Corp. ("CBMC"), an affiliate of the Bank. The loans sold were purchased by the Bank in packages with the intention to resell all or part of the loans in the packages to third party investors. CBMC was formed during the third quarter of 2002 for the purpose of facilitating the purchase and sale of whole loans and participations to third parties. These increases in other noninterest income were somewhat offset by a $230,000 decrease in the gain on the sale of real estate owned and a $207,000 decrease in loan fees. The decrease in loan fees was due to decreased construction loan activity, no warehouse activity in 2003 and decreased single-family mortgage loan fees due to the fact that the number of Coastal's mortgage loans that are being serviced by Coastal has decreased.

Noninterest Expense

For the nine months ended September 30, 2003, noninterest expense decreased $725,000 from the nine months ended September 30, 2002. When comparing the nine months ended September 30, 2003 to the same period in 2002, the $725,000 net decrease in noninterest expense was comprised primarily of a decrease in compensation, payroll taxes and benefits of $1.1 million, a decrease of $404,000 in office occupancy and a $491,000 decrease in advertising, somewhat offset by a $1.2 million increase in other noninterest expense. The $1.1 million decrease in compensation related expense is primarily comprised of the following: a $555,000 decrease in incentive and bonus expense because of the overall lower net income results, a $444,000 decrease due to the sale of the five Hill Country branches in December 2002, a $373,000 decrease due to the outsourcing of the internal audit department in September of 2002, offset by a $281,000 increase in compensation paid to CBMC employees including brokerage commissions related to the loan sales mentioned previously. The decrease in office occupancy was due to various assets becoming fully depreciated in 2002 and in 2003 and to the sale of the five Hill Country branches in December of 2002. The decrease in advertising expense was due to management's decision to reduce this spending in 2003. The increase in other noninterest expense was primarily comprised of the following: a $349,000 increase in audit and accounting fees, a $353,000 increase in legal fees and insurance premiums, a $122,000 increase in the provision for losses on deposit accounts and a $379,000 increase in expenses related to loans, repossessed assets and real estate owned.

Provision for Federal Income Taxes

The provision for Federal income taxes for the nine months ended September 30, 2003 was $4.7 million compared to $6.3 million for the nine months ended September 30, 2002. The $1.6 million decrease was due to the lower amount of income before provision for Federal income taxes and minority interest, with the effective tax rate for the periods being approximately 32% for the nine months ended September 30, 2003 and 32% for the same period in 2002 (when taking into account the tax benefit for the minority interest expense in 2002). As discussed in the notes to the Consolidated Financial Statements, Coastal received a tax benefit for the dividends paid on the Bancorp Preferred Stock pursuant to an agreement with the FDIC. The provision for Federal income taxes includes benefits of $514,000 and $658,000 for the nine months ended September 30, 2003 and 2002, respectively. This benefit ceased upon redemption of the Bancorp Preferred Stock on July 31, 2003.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

General

For the three months ended September 30, 2003, net income was $3.0 million compared to $4.4 million for the three months ended September 30, 2002. The decrease was primarily due to a $3.5 million decrease in net interest income, as a result of a 0.63% decrease in net interest margin when comparing the third quarter of 2003 to the same period in 2002. This decrease in net interest income was partially offset by an $827,000 increase in noninterest income, a $469,000 decrease in noninterest expense, a $547,000 decrease in the provision for Federal income taxes and a $213,000 decrease in the expense for minority interest (related to the preferred stock of Coastal Banc ssb which was redeemed on July 15, 2002).

Interest Income

Due primarily to principal paydowns, amortization of related premiums and the replacement of assets at lower yields (interest rates), interest income decreased $6.5 million to $27.6 million for the three months ended September 30, 2003 from $34.0 million for the three months ended September 30, 2002. The decrease was comprised of a $5.6 million decrease in interest income on loans receivable, a $783,000 decrease in interest income on mortgage-backed securities and a $98,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

When comparing the two periods, average interest-earning assets increased $78.0 million while the average yield decreased 1.19% from 5.49% in 2002 to 4.30% in 2003. The $78.0 million increase in average interest-earning assets consisted primarily of a $74.4 million increase in the average balance of mortgage-backed securities. The 1.19% decrease in the average yield was primarily due to decreases of 1.14% and 1.12% in the average yield on loans receivable and mortgage-backed securities, respectively, due to significant principal paydowns and the replacement of assets at lower yields (interest rates).

During 2003, Coastal has experienced significant principal paydowns on its mortgage-backed securities and single-family mortgage loans receivable portfolios due to the continuing low market rates of interest and the resulting refinancings of its mortgage assets. These paydowns, on an annualized basis, were approximately 49% on mortgage-backed securities and over 60% on single-family mortgage loans during the three months ended September 30, 2003. Because the majority of Coastal’s single-family mortgage assets have been acquired through bulk purchases, the significant paydowns Coastal has experienced have resulted in greater premium amortization (and therefore a lower yield) on those purchased assets. In addition, due to the lower interest rate environment, Coastal is replacing these paid down assets with lower yielding assets, again with many being purchased at a premium.

Interest Expense

Interest expense on interest-bearing liabilities was $12.6 million for the three months ended September 30, 2003, as compared to $15.7 million for the same period in 2002. The decrease in interest expense was again primarily due to the lower overall market rates of interest that declined throughout 2002 and have continued to decline during the first nine months of 2003, offset by the increase in interest expense due to the floating rate Trust Preferred Securities II issued in June of 2003.

When comparing the two periods, the average rate paid on interest-bearing liabilities decreased to 2.19% for the three months ended September 30, 2003 from 2.81% for the same period in 2002 and average interest-bearing liabilities increased $78.6 million. The 0.62% decrease in the average rate paid on interest-bearing liabilities was due primarily to a 0.75% decrease in the average rate paid on advances from the FHLB and a 0.59% decrease in the average rate paid on interest-bearing deposits. The increase in average interest-bearing liabilities consisted primarily of a $120.5 million increase in the average balance of FHLB advances and an increase in Trust Preferred Securities due to the issuance of $10.0 million of the Trust Preferred Securities II on June 23, 2003 at a floating rate (LIBOR plus 3.05%). These increases were somewhat offset by a $51.9 million decrease in average interest-bearing deposits, primarily due to the December 2002 branch sale.

Net Interest Income

Net interest income was $14.9 million for the three months ended September 30, 2003 and $18.4 million for the same period in 2002. As discussed above, the decrease was due primarily to principal paydowns, amortization of related premiums and the replacement of assets at lower yields (interest rates). Net interest margin ("Margin") was 2.34% for the three months ended September 30, 2003 compared to 2.97% for the three months ended September 30, 2002. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased to 2.11% for the three months ended September 30, 2003 from 2.68% for the three months ended September 30, 2002. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended September 30, 2003 and 2002 were 2.27% and 2.88%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. When comparing the two periods, average interest-earning assets increased $78.0 million and average interest-bearing liabilities increased $78.6 million.

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

Provision for Loan Losses and the Allowance for Loan Losses - Critical Accounting Policy

The provision for loan losses was $900,000 for the three months ended September 30, 2003 and for the three months ended September 30, 2002. At September 30, 2003, Coastal had nonperforming loans totaling $15.4 million, which was a decrease of $3.1 million, or 17%, when compared to December 31, 2002. This decrease was primarily a result of the decrease in nonperforming first lien residential (single-family) mortgage loans due to management's increased focus on ongoing collection efforts. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. The ratio of nonperforming assets to total assets was 0.70% at September 30, 2003, compared to 0.91% at December 31, 2002. At September 30, 2003 the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 123.8% compared to 97.7% at December 31, 2002.

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

Noninterest Income

For the three months ended September 30, 2003, noninterest income increased $827,000 to $3.9 million, compared to $3.0 million for the three months ended September 30, 2002. The $827,000 increase in noninterest income was primarily due to a $414,000 increase in service charges on deposit accounts, a $302,000 gain on the sale of mortgage-backed securities available-for-sale and a $106,000 increase in the gain on the sale of real estate owned. The increased income from service charges on deposit accounts is due to Coastal's continued focus on increasing transaction-type accounts and the related fee income, including Coastal's Free Checking and Bounce Protection features on retail checking accounts introduced during August 2002.

Noninterest Expense

For the three months ended September 30, 2003, noninterest expense decreased $469,000 from the three months ended September 30, 2002. When comparing the third quarter of 2003 to the same period in 2002, the $469,000 net decrease in noninterest expense was comprised primarily of a decrease in compensation, payroll taxes and benefits of $723,000 and a decrease of $210,000 in advertising. These decreases were somewhat offset by a $324,000 increase in other noninterest expense, and increases of $97,000 and $48,000 in office occupancy and in data processing, respectively. The decrease in compensation related expenses was primarily comprised of the following: decreased incentive and bonus expense of $298,000 because of the overall lower net income results, a $121,000 decrease due to the outsourcing of the internal audit department in September of 2002, a $151,000 decrease due to the sale of the five Hill Country branches in December 2002, in addition to other overall staffing changes to gain efficiencies throughout Coastal. The decrease in advertising expense was due to management's decision to reduce this spending in 2003. The $324,000 increase in other noninterest expense was primarily comprised of a $114,000 increase in audit and accounting fees related to the outsourcing of the internal audit department and a $251,000 increase in expenses related to loans, repossessed assets and real estate owned.

Provision for Federal Income Taxes

The provision for Federal income taxes for the three months ended September 30, 2003 was $1.5 million compared to $2.0 million for the three months ended September 30, 2002. The $547,000 decrease was primarily due to the lower amount of income before provision for Federal income taxes and minority interest, with the effective tax rate for the periods being approximately 33% for the quarter ended September 30, 2003 and 32% for the same period in 2002 (when taking into account the tax benefit for the minority interest expense in 2002). As discussed in the notes to the Consolidated Financial Statements, Coastal received a tax benefit for the dividends paid on the Bancorp Preferred Stock pursuant to an agreement with the FDIC. The provision for Federal income taxes includes the tax benefit received from the dividends on the Series A Preferred Stock of Coastal Bancorp, Inc. of $76,000 and $219,000 for the quarters ended September 30, 2003 and 2002, respectively. This benefit ceased upon redemption of the Bancorp Preferred Stock on July 31, 2003.

Liquidity and Capital Resources

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, principal payments on loans receivable and mortgage-backed securities and other types of borrowings. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund dividends and stock purchases and acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At September 30, 2003, Coastal had binding commitments to originate or purchase loans totaling approximately $16.6 million and had $150.2 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 2003, totaled $694.4 million at September 30, 2003. Management believes that Coastal has adequate resources to fund all of its commitments.

During the nine months ended September 30, 2003, Coastal opened a new branch in the City of Rosenberg, Texas. As of September 30, 2003, Coastal operated 44 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas (including this new branch in Rosenberg).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Coastal is, and has been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of its operations. Based on the facts currently available to management, management believes that the matters pending at September 30, 2003 are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on Coastal's consolidated financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

On June 23, 2003, Bancorp, through the CCTII, issued to a private institutional investor, 10,000 floating rate Trust Preferred Securities II with a liquidation preference of $1,000 per security. The Trust Preferred Securities II represent an interest in the related junior subordinated debentures of Bancorp, which were purchased by the CCTII and have substantially the same payment terms as these Trust Preferred Securities II. The junior subordinated notes are the only assets of the CCTII and interest payments from the notes finance the distributions paid on the Trust Preferred Securities II. Distributions on the securities are payable quarterly at a variable interest rate, reset quarterly, equal to LIBOR plus 3.05%, and are included in interest expense in the consolidated statements of income.

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

The proceeds from the issuance of the Trust Preferred Securities II were used on July 31, 2003 in the redemption of Bancorp's 9.12% Series A Cumulative Preferred Stock (Nasdaq:CBSAO).  All 1,100,000 shares were redeemed from stockholders of record on July 31, 2003 at par plus accrued but unpaid dividends to the redemption date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K.
1) Form 8-K filed with the SEC on July 3, 2003 concerning the announcement that Bancorp had issued a press release regarding the redemption of all of its Series A Cumulative Preferred Stock on July 31, 2003.

2) Form 8-K filed with the SEC on July 17, 2003 concerning the announcement that Bancorp had issued a press release regarding the results of operations and financial condition for the quarterly period ended June 30, 2003.

3) Form 8-K filed with the SEC on August 1, 2003 concerning the announcement that Bancorp's Board of Directors voted to increase the second quarter of 2003 common stock dividend.

Exhibits.
31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: 11/14/03             By:   /s/ Manuel J. Mehos
Manuel J. Mehos
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Dated: 11/14/03             By:   /s/ Catherine N. Wylie
Catherine N. Wylie
Chief Financial Officer
(Principal Financial and
Accounting Officer)