Form 10-K
period 2003-12-31
COASTAL BANCORP INC
filed 2004-03-12
CIK 919805

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number: 0-24526

Coastal Bancorp, Inc. (Exact name of Registrant as specified in its charter)
Texas (State or other jurisdiction of incorporation or organization)		76-0428727 (IRS Employer Identification No.)
5718 Westheimer, Suite 600 Houston, Texas 77057 (Address of principal executive office)
(713) 435-5000 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒

As of February 24, 2004, the aggregate market value of the 5,295,442 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,123,397 shares held by all directors and executive officers of the Registrant as a group, was $172,013,415. This figure is based on the closing sale price of $41.23 per share of the Registrant's Common Stock on February 24, 2004, as reported in The Wall Street Journal on February 25, 2004.

Number of shares of Common Stock outstanding as of February 24, 2004: 5,295,442

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference into the noted Parts of this Form 10-K:

(1)
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003, are incorporated into Part II, Items 5-8 of this Form 10-K.
(2)
Portions of the Registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders ("the 2004 Proxy Statement") are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I.

Item 1. Business

        In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on current management expectations. Coastal Bancorp, Inc.'s ("Bancorp" or the "Company") actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, the failure of the Company's merger with Hibernia Corporation ("Hibernia") to be completed in accordance with the terms of the Agreement and Plan of Merger dated December 1, 2003 (the "Merger Agreement"), general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the Federal government, changes in tax policies, rates and regulations of Federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, the timing of repayments and prepayments of loans, loan default rates, changes in the volume of loan originations or purchases, interest rate margin compression and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. For a more detailed discussion of these risk factors, see Exhibit 99.3. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

  Recent Events

        On December 2, 2003, the Company announced that it had signed a definitive merger agreement with Hibernia Corporation (NYSE:HIB) pursuant to which Hibernia would acquire Coastal Bancorp, Inc. by means of a merger and pay cash in the amount of $41.50 per share for each outstanding share of Bancorp common stock and $41.50 less the exercise price for each option to acquire a share of Bancorp common stock. The merger transaction is subject to regulatory approvals, the approval of Bancorp's shareholders and other customary conditions to closing. It is expected to close in or about the second quarter of 2004.

  Coastal Bancorp, Inc.

        Coastal Bancorp, Inc. is engaged primarily in the business of serving as the parent holding company for Coastal Banc ssb (the "Bank"). The Company was incorporated in March 1994 in connection with the reorganization of Coastal Banc Savings Association, a Texas-chartered thrift institution (the "Association"), into the holding company form of organization. In connection with the reorganization, which was completed in July 1994, the Association concurrently converted into a Texas-chartered savings bank and took its present name. In November 1996, in order to minimize state taxes, the Company's corporate structure was again reorganized by forming Coastal Banc Holding Company, Inc. ("HoCo") as a Delaware holding company. HoCo became a wholly-owned subsidiary of the Company, and the Bank became a subsidiary of HoCo. Each of these reorganizations was treated for accounting purposes as combinations similar to a pooling-of-interests. The financial information and references presented herein have been restated to give effect where appropriate to the reorganizations as if they had occurred at the earliest date presented.

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

        On June 18, 2002, Bancorp, through Coastal Capital Trust I ("CCTI"), issued 2,000,000 trust preferred securities ("Trust Preferred Securities I") with a liquidation preference of $25 per security. The Trust Preferred Securities I represent an interest in the related $51.5 million junior subordinated debentures of Bancorp, which were purchased by CCTI. The junior subordinated debentures are the only assets of CCTI and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities I. Distributions on the debentures are payable quarterly at the annual rate of 9.0% and are included in interest expense in the consolidated statements of income. The Trust Preferred Securities I are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 30, 2032, at the option of Bancorp on or after June 30, 2007, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined with the trust indenture. Bancorp has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

        A portion of the proceeds from the issuance of the Trust Preferred Securities I were used to repurchase 500,000 shares of common stock for $15.0 million from a director of the Company in June 2002. In addition, $28.8 million of the proceeds were used on July 15, 2002, to redeem the Bank's 9.0% Series A Noncumulative Preferred Stock (Nasdaq:CBSAP) through a capital contribution.

        On June 23, 2003, Bancorp through Coastal Capital Trust II ("CCTII"), issued to a private institutional investor, 10,000 floating rate trust preferred securities ("Trust Preferred Securities II") with a liquidation preference of $1,000 per security. The Trust Preferred Securities II represent an interest in the related $10.3 million junior subordinated debentures of Bancorp, which were purchased by CCTII and have substantially the same payment terms as the Trust Preferred Securities II. The junior subordinated debentures are the only assets of CCTII and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities II. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to LIBOR plus 3.05%.

        The proceeds from the issuance of the Trust Preferred Securities II were used on July 31, 2003 in the redemption of Bancorp's 9.12% Series A Cumulative Preferred Stock (Nasdaq:CBSAO).

        On August 27, 1998, December 21, 1998, February 25, 1999, April 27, 2000, July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock of the Company through an open market repurchase program and privately negotiated repurchases, if any. As of December 31, 2003, a total of 2,752,575 shares had been repurchased under all of the authorized repurchase plans.

        At December 31, 2003, the Company had total consolidated assets of $2.7 billion, total deposits of $1.7 billion and common stockholders' equity of $133.7 million.

        The Company is subject to examination and regulation by the Office of Thrift Supervision (the "OTS"), and the Company and the Bank are subject to examination and regulation by the Texas Savings and Loan Department (the "Department"). The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC") and by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is a member of the Federal Home Loan Bank of Dallas (the "FHLB"), one of the 12 regional banks which comprise the Federal Home Loan Bank System. See "Regulation—Regulation of the Bank." The Company is also subject to various reporting and other requirements of the Securities and Exchange Commission (the "SEC"). See "Regulation—The Company."

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

        The Bank, which was originally organized in 1954, was acquired in 1986 by an investor group (which includes a majority of the current members of the Board of Directors and the present Chairman of the Board, President and Chief Executive Officer of the Company) as a vehicle to take advantage of the failures and consolidation in the Texas banking and thrift industries. At February 28, 1986 (the date of change in ownership), the Bank had one full service office and total assets of approximately $10.7 million. Since then, the Bank has acquired deposits and branch offices in transactions with the Federal government and other private institutions, and, in 1995, acquired an independent national bank. By December 31, 2003, the Bank had total assets of $2.7 billion, total deposits of $1.7 billion and stockholders' equity of $187.1 million.

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

        Since completion of the Southwest Plan Acquisition, the Bank has entered into a series of branch office transactions (including three disposition transactions) and one whole bank acquisition. All of these transactions resulted in the net assumption of $1.8 billion of primarily retail deposits and 58 branch offices. The Bank has also opened eight de novo branches since its inception, six in the Houston metropolitan area, one in Rosenberg and one in Austin. The Bank will continue to pursue acquisitions in Texas as a vehicle for growth, although there can be no assurance that the Bank will be able to continue to do so on an accretive basis in the future, or at all.

        Interest Rate Risk.    The Bank has implemented its second operating principle, minimizing interest rate risk, by matching, to the extent possible, the repricing or maturity of its interest-earning assets to the repricing or expected terms of its interest-bearing liabilities. The Bank also tries to match the basis or index (for example, the London Interbank Offered Rate ("LIBOR") or the 11th District Federal Home Loan Bank cost of funds index ("COFI") upon which these assets and liabilities reprice. Generally this matching is achieved through management of the composition of the Bank's assets and liabilities. The Bank may also use interest rate swap and cap agreements to aid in minimizing exposure to interest rate and price fluctuations. In November 2001, to strategically restructure a portion of its asset base to make it less vulnerable to market interest rate and price fluctuations, the Company completed the sale of approximately $845 million of its mortgage-backed securities. The majority of the securities sold were Collateralized Mortgage Obligations ("CMOs") tied to COFI and contained extension risk which caused, on average, high levels of price volatility. Also in November, the Company used a portion of the proceeds of the sale to purchase approximately $512 million of primarily pass-thru mortgage-backed securities with an overall shorter expected duration. Coastal reduced borrowings with the remainder of the proceeds from the sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management" set forth in Item 7 hereof.

        Credit Risk.    The Bank has implemented the third operating principle, controlling credit risk, while increasing the emphasis on its commercial business lending, by (i) taking a cautious approach to its direct lending operations, including the development of commercial business lending and (ii) holding a substantial portion of its assets in primarily adjustable rate first lien (single family) residential mortgage loans and mortgage-backed securities. At December 31, 2003, the Company's total loans receivable portfolio (excluding loans held for sale) amounted to $2.0 billion or 73.9% of total assets, $1.0 billion, or 50.8%, of which were comprised of first lien single family residential mortgage loans. At December 31, 2003, of the Company's $2.7 billion in total assets, $504.4 million or 18.8% of total assets consisted of mortgage-backed securities.

        Noninterest Expense.    The Bank has implemented the fourth operating principle, maintaining a low level of general overhead expense relative to its peers, by operating an efficiently staffed operations and branch office system which is able to economically administer and deliver its products and services. The Company's ratio of noninterest expense to average total assets on a consolidated basis was 2.13% for the year ended December 31, 2003.

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

        Since 1995, the Bank has attempted to re-align its lending products to compete with commercial banks in an effort to increase its net interest margin. In doing so, the Bank continues to take a cautious approach to the development and growth of its direct lending operations in its efforts to control credit risk. In November 1995, the Bank acquired its first commercial bank with $103.3 million in loans including first lien residential, multifamily and commercial real estate, residential construction, real estate acquisition and development, commercial, financial and industrial and consumer loans. In 1998, the Bank acquired twelve commercial bank branches (the "1998 Branch Acquisition") and designated them as the foundation for the Bank's Business Banking Centers, which focus on the Bank's commercial banking customers. In an effort to enhance its ability to service its commercial customers, during the fourth quarter of 1997 the Bank implemented a more centralized process for originating, underwriting and approving all loans over $1.0 million. The staff involved in this more centralized approach are able to incorporate more comprehensive credit information than previously reviewed by the Bank by applying Internet and network computer technology to take a loan from application to closing in less time than before.

        The following table sets forth information concerning the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Real estate mortgage loans:
First lien residential	$1,007,566	$855,633	$880,624	$908,841	$836,005
Multifamily	107,903	116,020	124,616	224,361	163,059
Residential construction	114,445	123,085	136,035	157,950	136,675
Acquisition and development	134,179	143,463	140,009	133,005	103,357
Commercial	360,858	317,692	319,377	347,921	314,292
Commercial and multifamily construction	183,273	241,128	222,026	90,256	65,934
Commercial secured by residential mortgage loans held for sale ("Warehouse")	—	—	11,508	8,518	60,372
Commercial, financial and industrial	175,869	135,209	116,029	120,420	100,195
Loans secured by deposits	13,019	14,465	21,238	13,681	13,094
Consumer and other	32,594	33,430	43,384	56,522	63,383

Total loans	2,129,706	1,980,125	2,014,846	2,061,475	1,856,366

Loans in process	(132,072)	(147,769)	(131,064)	(142,451)	(108,561)
Allowance for loan losses	(19,389)	(18,118)	(15,385)	(14,507)	(10,493)
Unearned interest and loan fees	(3,134)	(2,910)	(2,959)	(3,864)	(2,947)
Net premium (discount) on purchased loans	6,813	1,457	(1,837)	(4,425)	716

Total loans receivable, net	$1,981,924	$1,812,785	$1,863,601	$1,896,228	$1,735,081

        Scheduled Maturities.    The following table sets forth certain information at December 31, 2003 regarding the principal amount of loans maturing in the Company's loans receivable portfolio (excluding loans held for sale) based on their contractual terms to maturity assuming no periodic amortization of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2003
	One year or less	More than one year to three years	More than three years to five years	More than five years to ten years	More than ten years to twenty years	Over twenty years	Total
	(In thousands)
First lien residential mortgage	$8,559	$18,465	$26,699	$109,838	$430,386	$417,648	$1,011,595
Multifamily mortgage	48,837	33,982	19,431	410	4,554	—	107,214
Residential construction	45,821	14,419	—	—	338	—	60,578
Real estate acquisition and development	37,979	41,155	798	123	—	—	80,055
Commercial real estate	81,222	120,266	59,884	43,382	47,940	—	352,694
Commercial and multifamily construction	52,107	62,243	25,408	6,054	6,364	—	152,176
Commercial, other	86,623	50,260	26,309	13,699	314	—	177,205
Consumer and other	7,351	8,372	9,917	6,690	8,077	—	40,407

Total loans	$368,499	$349,162	$168,446	$180,196	$497,973	$417,648	$1,981,924

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

        The following table sets forth the amount of loans due after one year from December 31, 2003 by category and which have fixed or adjustable interest rates.

	Interest Rate
	Fixed	Adjustable	Total
	(In thousands)
First lien residential mortgage	$112,251	$890,785	$1,003,036
Multifamily mortgage	3,639	54,738	58,377
Residential construction	319	14,438	14,757
Real estate acquisition and development	313	41,763	42,076
Commercial real estate	43,525	227,947	271,472
Commercial and multifamily construction	5,280	94,789	100,069
Commercial, other	35,745	54,837	90,582
Consumer and other	32,500	556	33,056

Total	$233,572	$1,379,853	$1,613,425

        Origination, Purchase and Sale of Loans.    The following table sets forth the loan origination, purchase and sale activity of the Bank during the periods indicated. The table does not reflect the activity of loans held for sale or of mortgage loans serviced for third party investors during the periods presented. See "Mortgage Loan Servicing."

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Loan Originations:
First lien residential mortgage	$22,599	$22,185	$49,452
Home equity	21,576	14,691	8,799
Residential construction and acquisition and development	224,061	245,658	281,253
Warehouse	—	65,409	159,595
Multifamily mortgage	34,669	7,319	47,779
Commercial real estate	109,020	99,208	151,016
Commercial and multifamily construction	104,698	118,100	70,891
Commercial, financial and industrial	262,821	246,359	141,600
Consumer and other	29,357	38,569	44,641

Total loan originations	808,801	857,498	955,026
Purchase of residential mortgage loans	565,722	421,371	250,945

Total loan originations and purchases	1,374,523	1,278,869	1,205,971

Sale of residential mortgage loans	—	84,241	—
Loans reclassified to (from) held for sale category, net	(20,261)	8,749	—
Foreclosures	2,906	6,260	5,450
Principal repayments and reductions to principal balance	1,214,441	1,223,520	1,232,944

Total foreclosures, repayments and reductions to principal balance	1,197,086	1,322,770	1,238,394

Amortization of premiums, discounts and fees on loans	(4,998)	(1,115)	3,696
Provision for loan losses	(3,300)	(5,800)	(3,900)

Net increase (decrease) in loans receivable	$169,139	$(50,816)	$(32,627)

        First Lien Residential Mortgage Loan Purchases, Sales and Originations.    The Bank primarily purchases, and also originates, loans secured by first lien mortgages on completed single family residences for its own portfolio. The majority of the Bank's residential mortgage loan portfolio has been acquired through bulk purchases in the traditional secondary market and is secured by real estate located throughout the United States. During 2003, 2002 and 2001, the Bank purchased $565.7 million, $421.4 million and $250.9 million of such loans, respectively. The Bank also originates these types of loans primarily in the geographic areas surrounding the Bank's branch locations. During 2003, 2002 and 2001, the Bank originated residential mortgage loans for its portfolio totaling $22.6 million, $22.2 million and $49.5 million, respectively.

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

        The Bank acquires first lien residential mortgage loans for its portfolio through bulk purchases when the prices of these purchases are considered to be favorable. The acquisition of first lien residential mortgage loans has been accomplished primarily through bulk purchases in the traditional secondary market (from mortgage companies, financial institutions, investment banks, CBCC and beginning in 2002, from CBMC). Bulk purchases allow the Bank to obtain these residential mortgage loans without the direct cost of origination activities. Personnel from the Bank generally analyze loan bid packages, as they become available from CBMC, CBCC (through September 2002) and from third parties, and the members of the Bank's Asset/Liability Subcommittee, along with the Bank's Chief Executive Officer, review the information in the loan packages to determine whether to bid (or make an offer) on a package and the price of such bid (or offer). The bid price with respect to such loan packages is based on a number of factors, including the ability to create spread income with a funding source of comparable maturity, the pricing of alternative investments, particularly mortgage-backed securities, which offer little or no credit risk, assumed prepayment speeds and the credit risk profile of the portfolio offered. The Bank analyzes credit risk in a whole loan package through its due diligence investigation, which is designed to provide management with basic underwriting information on each loan or group of loans, including loan-to-value, payment history, insurance and other documentation. Because the Bank is purchasing loans in bulk, the Bank prices the loan packages to take into consideration, among other things, delinquency and foreclosure assumptions based on the risk characteristics of the loan packages. The Bank intends to continue to make competitive bids on loan packages that meet the Bank's purchase criteria.

        During the fourth quarter of 2003, Coastal entered into a mortgage loan program with a large, national mortgage banking company. Under this arrangement, loans are closed in the name of Coastal by the mortgage banking company. Coastal receives a fee for the mortgage loans that are closed as a result of a referral made by a Bank officer or employee. In addition to the fee income opportunities, this mortgage program allows Coastal to better serve its existing customer base and solicit new customers by offering a wide array of very competitively priced mortgage products. The loan applications are reviewed by the mortgage company pursuant to its own underwriting guidelines and any loans closed under the referral program are typically owned by the mortgage company.

        In addition to the mortgage loan referral program, the Bank also makes available, but does not actively solicit, a variety of mortgage products designed to respond to consumer needs and competitive factors. Conventional conforming loans that are secured by first liens on completed residential real estate are generally originated for amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% generally require the borrower to purchase private mortgage insurance from approved third party insurers. The Bank also originates conventional non-conforming mortgage loans (i.e., loans for single family homes with an original balance in excess of the maximum loan balance amount set by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"),

which is presently $333,700, or loans that do not otherwise meet the criteria established by FNMA or FHLMC).

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

        Most of the builders with whom the Bank does business generally apply for either a non-binding short-term line of credit or for an annual line of credit (subject to covenants) from the Bank for a maximum amount of borrowing to be outstanding at any one time. Upon approval of the line of credit, the Bank issues a letter which indicates to the builder the maximum amount which will be available under the line, the term of the line of credit (typically one year), the interest rate of the loans to be offered under the line (which is generally set at a rate indexed to The Wall Street Journal prime rate or LIBOR on the outstanding monthly loan balance) and the loan fees payable. When the builder desires to draw upon a short-term line of credit, a separate loan application generally must be made under the line for a specific loan amount. Each loan commitment under a short-term line of credit is separately verified to be in compliance with the terms previously approved with the line of credit.

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

        At December 31, 2003, the Bank had $61.6 million in outstanding residential construction loans (net of loans in process of $52.8 million) none of which were on nonaccrual status. At the present time, the Bank has approved builders primarily domiciled in the Houston, Dallas, and Austin metropolitan areas, as well as the Rio Grande Valley area, and is selectively soliciting new builders for its residential construction lending program. In addition, the Bank participates in the funding of residential construction loans with other institutions. Through a participation, one of the Bank's approved builders is authorized for the funding of loans on properties located outside the state of Texas. The Bank intends to continue to do business with the companies involved in its line of credit program and believes that it will continue to have construction loan demand from the builders with whom it currently has an established lending relationship.

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

        Commercial Real Estate and Multifamily Mortgage Lending.    The Bank initiated a program in 1993 to actively seek loans secured by commercial or multifamily properties. Commercial real estate and multifamily mortgage loans typically involve higher principal amounts and repayment of the loans generally depends, in large part, on sufficient cash flow being generated by the underlying properties to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations which are outside the control of the borrower or lender and which can affect the future cash flow of the properties. The loans are generally for a short to medium term of between one to five years, and have floating rates indexed to prime rate or LIBOR or fixed rates based on a spread over similarly fixed borrowings from the FHLB. The properties securing the loans originated by the Bank are primarily located in Texas. The Bank attempts to limit its risk exposure by, among other things: lending to proven developers/owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and continually monitoring the operation of the collateral. At December 31, 2003, commercial real estate loans totaling $360.9 million and multifamily mortgage loans of $107.9 million were outstanding. At December 31, 2003, the Bank had commercial real estate loans totaling approximately $714,000 that were on nonaccrual status and no multifamily mortgage loans that were on nonaccrual status.

        The Bank began originating commercial real estate and multifamily construction loans in 1996 primarily for the construction or renovation of income generating facilities. The Bank generally underwrites these loans in the same way it underwrites its multifamily mortgage loans and attempts to manage the risk of such loans by lending to proven developers/owners, requiring that each builder maintain a specified amount of equity in the project, continually monitoring the progress of the development through site inspections prior to loan disbursement and by monitoring other financial strength requirements. At December 31, 2003, commercial and multifamily construction loans totaling $154.2 million (net of loans in process of $29.0 million) were outstanding, none of which were on nonaccrual status.

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

        During 1999, the Bank experienced significant loan losses in Warehouse and mortgage servicing rights ("MSR") loans (described below) due to the default of two borrowers. The first loss was related to the $10.0 million participation purchased in 1998 in a Warehouse loan aggregating $25.0 million to MCA Financial Corp., and certain of its affiliates, of Southfield, Michigan (collectively "MCA"). In late January 1999, due to a lack of liquidity, MCA ceased operations and shortly thereafter was seized by the Michigan Bureau of Financial Institutions. A conservator was appointed to take control of MCA's books and records, marshal its assets and continue its loan servicing operations. A voluntary petition under Chapter 11 of the U.S. Bankruptcy Code was filed in the U.S. Bankruptcy Court for the Eastern District of Michigan for MCA on or about February 10, 1999, by the conservator.

        Throughout 1999, the Bank worked with the lead lender and the bankruptcy trustee to determine the value of, and sell, the underlying collateral. As of December 31, 1999, the Bank had received only $1.1 million in proceeds from the MCA loan. Due to the uncertainty of the value of the remaining collateral, the Bank charged-off the remaining $8.9 million balance of this loan in 1999 resulting in the additional provision for loan losses of $6.8 million during 1999. During the years ended December 31, 2003, 2002 and 2001, Coastal received $0, $288,000 and $267,000, respectively, in proceeds from the MCA loan which was recorded as a recovery in the allowance for loan losses in the period received. The Bank will continue to work with the bankruptcy trustee to recover any funds, if possible, from the collateral or MCA.

        In the second situation, during 1999, the Bank purchased approximately $10.1 million of the underlying loans securing a $13.2 million Warehouse and servicing rights line of credit due to default by the borrower. The remaining outstanding balance of $990,000 on this Warehouse and servicing rights line of credit was charged-off during 1999.

        In 1999, the Bank began to decrease its emphasis on Warehouse lending. The Bank did not have any Warehouse loans outstanding at December 31, 2003 or 2002.

        MSR Lending.    Beginning in 1992 and discontinued in 1999, the Bank loaned funds to mortgage companies for their purchase of mortgage servicing rights or to finance the mortgage companies' ongoing operations to originate and retain mortgage servicing. Loans of this nature generally had terms of one to five years, and were generally limited to 70.0% of the price paid by the mortgage company for servicing rights, or of the value of the originated servicing rights (subject to the regulatory maximum for loans to one borrower). MSR loans were made at adjustable rates of interest tied to LIBOR or the Bank's borrowing rate plus a spread and a commitment fee. MSR loans were collateralized by purchased or originated mortgage servicing rights to the remaining cash flows after remittance of payments to FNMA, FHLMC or other investors on the servicing portfolio. MSR loans were underwritten in substantially the same manner as Warehouse loans, where Bank personnel closely monitored MSR borrowers by, among other things, reviewing the borrower's financial condition and operations in the same manner as they did for Warehouse loans and by examining the value of the borrower's MSR portfolio (through evaluation of the estimated future net cash flows from the servicing rights) in order to ensure that the loan-to-value ratio did not exceed 75.0% during the life of the loan. During 1999, the Bank incurred a loss on a Warehouse and servicing rights line of credit due to default of the borrower as discussed previously. The Bank did not have any MSR loans outstanding at December 31, 2003 or 2002.

        Real Estate Acquisition and Development Lending.    The Bank originates loans to residential real estate builders and developers as well as to major homebuilders for the acquisition and/or development of vacant land. The proceeds of the loans are generally used to acquire the land and make the site improvements necessary to develop the land into residential lots to be sold to third parties or used by the homebuilders. The Bank generally lends only to developers with good track records and strong financial capacity and on property where a substantial number of the lots to be developed are pre-sold. The term of the loans have generally been from 18 to 36 months at a spread over the prime rate, plus an origination fee. Repayment on the loans is generally made as the lots are sold or used by homebuilders. Land acquisition and development loans involve additional risks when compared to loans on existing residential properties, however, when lending directly to a major homebuilder the risk is mitigated by the strength of the borrower. These loans typically involve relatively large loan balances to single borrowers, and the repayment experience is dependent upon the successful development of the land and the resale of the lots. These risks can be significantly impacted by supply and demand conditions and the general economic conditions in the local market area. At December 31, 2003, the Bank had $84.0 million (net of loans in process of $50.2 million) of real estate acquisition and development loans outstanding. At December 31, 2003, real estate acquisition and development loans of $5.5 million were on nonaccrual status, with two of those loans totaling $5.4 million to one borrower.

        Commercial Business Lending.    Development of a commercial business lending program continues to be a strategic goal of Bank management. The commercial bank acquisition in 1995 provided the Bank with an established commercial business lending program directed to small and medium sized companies primarily in the Houston and Austin metropolitan areas. Since that acquisition, management has continued to develop the infrastructure for commercial business lending in most of the Bank's major markets. In addition, the Bank acquired twelve commercial bank branches in the 1998 Branch Acquisition and significantly increased the Bank's commercial business loan origination capacity. The commercial, financial and industrial loans ("Commercial Business loans") are typically made to provide working capital financing or asset acquisition financing to businesses and are generally secured by the borrower's working capital assets (i.e., accounts receivable, inventory, etc.) or assets purchased by the borrower (i.e., operating assets, equipment, etc.). Commercial Business loans generally have shorter terms (one to five years) which are indexed to prime rate, LIBOR or are fixed and are of greater risk than real estate secured loans because of the type and nature of the collateral. In addition, Commercial Business loan collections are more dependent on the continuing financial stability of the borrower. The Bank intends to continue to expand its commercial business lending programs, while managing the associated credit risk by continually monitoring borrowers' financial position and underlying collateral securing the loans. At December 31, 2003, Commercial Business loans outstanding totaled $175.9 million, with $1.1 million of such loans on nonaccrual status.

        Consumer and Other Lending.    The Bank makes available traditional consumer loans, such as home improvement, home equity, home equity lines of credit "(HELOC"), new and used car financing, new and used boat and recreational vehicle financing and loans secured by savings deposits to consumers in the markets served by its retail branches and business banking centers. For competitive reasons, the Bank's strategic emphasis has been on home equity loans and more recently, HELOCs. Texas voters approved HELOCs in September of 2003 along with certain other changes to home equity law as set forth in the Texas Constitution. At December 31, 2003, the Bank had $32.6 million in consumer and other loans outstanding, with $68,000 of such loans on nonaccrual status. Of the consumer and other loans outstanding, $18.1 million, or 55.6%, are second liens or home equity loans or lines of credit, secured by residential property. The Bank had $13.0 million in loans secured by deposits outstanding at December 31, 2003. The interest rate on loans secured by savings deposits is typically set at a rate above that paid on the underlying account and adjusts if the rate on the account changes.

        Consumer loans (other than deposit secured loans) generally have shorter terms and higher interest rates than mortgage loans, but usually involve greater credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, changes in marital status, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities that it serves. See "Regulation of the Bank—Community Reinvestment Act."

        Loans Receivable Held for Sale.    From time to time, the Bank has loans classified as held for sale. These loans are generally single-family loans purchased with the original intent to resell them or loans that have been reclassified from the loans receivable portfolio to held for sale due to the intent to sell. Loans receivable held for sale are carried at the lower of cost or market value. At December 31, 2003, the Bank had $8.1 million in loans receivable held for sale, due to a loan package purchased in December 2003 with the intent to sell the package to third party investors in the first quarter of 2004. The sale of this loan package to a third party investor was completed in February of 2004.

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

        It is the Bank's general policy to stop accruing interest income and place the recognition of interest on a cash basis when a loan is past due more than 90 days. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is generally reversed against current interest income. A loan is returned to an accrual basis when all amounts due are reasonably assured of repayment within a reasonable period and when the borrower has demonstrated payment performance history. On a loan-by-loan basis, Bank management may continue to accrue interest on loans that are past due more than 90 days, particularly if management believes that the individual loan is well secured, in the process of collection or renewal and the interest is fully collectible.

        The following table sets forth information regarding the Bank's nonperforming assets as of the dates shown.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans:
First lien residential mortgage	$10,312	$9,184	$21,744
Multifamily real estate	—	—	82
Residential construction	—	49	218
Commercial real estate	714	1,323	1,174
Acquisition and development	5,497	5,485	6
Commercial, financial and industrial	1,111	1,609	499
Consumer and other	68	128	141

Total nonaccrual loans	17,702	17,778	23,864

Loans greater than 90 days delinquent and still accruing interest:
First lien residential mortgage	—	—	62
Multifamily real estate	—	282	—
Residential construction	136	83	755
Commercial real estate	188	302	—
Acquisition and development	454	59	—
Commercial, financial and industrial	1,789	43	31
Consumer and other	—	—	1

Total loans greater than 90 days delinquent and still accruing interest	2,567	769	849

Total nonperforming loans	20,269	18,547	24,713

Total REO and repossessed assets	2,524	4,433	4,607

Total nonperforming assets	$22,793	$22,980	$29,320

Ratio of nonaccrual loans to total loans receivable and loans held for sale	0.89%	0.95%	1.28%

Ratio of nonperforming loans to total loans receivable and loans held for sale	1.02%	1.00%	1.33%

Ratio of nonperforming assets to total assets	0.85%	0.91%	1.13%

        Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety (90) days delinquent and still accruing interest. At December 31, 2003, the Bank's nonperforming loans increased slightly, when compared to December 31, 2002, by $1.7 million or 9.3%, to $20.3 million.

        At December 31, 2003, nonperforming assets included REO with an aggregate book value of $2.5 million. At such date, the Bank's REO consisted of 17 single family residential properties totaling $1.0 million, 6 commercial properties totaling $1.5 million and 1 residential construction property totaling $9,000. The Bank actively markets the REO properties held. The Bank has historically incurred minimal losses on the sale of single family REO properties.

        For the year ended December 31, 2003, approximately $633,000 in additional interest income would have been recorded on the above loans accounted for on a nonaccrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. Net income for 2003 included $471,000 in interest income for these same loans prior to the time they were placed on nonaccrual status.

        The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank considers, among other things, large non-homogeneous loans which may include nonaccrual loans or troubled debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt coverage ratios or indications that the borrowers are experiencing increased levels of financial difficulty. The Bank bases the measurements of collateral-dependent impaired loans on the fair value of their collateral. The amount by which the recorded investment in the loan exceeds the measure of the fair value of the collateral securing the loan is recognized by recording a valuation allowance. At December 31, 2003, the carrying value of impaired loans totaled approximately $7.3 million and the related allowance for loan losses on those impaired loans totaled $1.9 million. Of these impaired loans outstanding at December 31, 2003, three loans with a total balance of $332,000 did not have a specific portion of the allowance for loan losses allocated to them at such date. The average balance of impaired loans during the year ended December 31, 2003 was approximately $7.6 million. For the year ended December 31, 2003, the Bank did not recognize interest income on loans considered impaired.

        The Bank had loaned $114.4 million at December 31, 2003, under its residential construction lending program to multiple borrowers who are engaged in similar activities. Certain of these borrowers could be similarly impacted by economic conditions in the Houston metropolitan area. See "Residential Construction Lending." The Bank had no other loan concentrations.

[This space intentionally left blank]

        Allowance for Loan Losses.    Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses in the appropriate provision required to maintain an adequate allowance to absorb probable losses on its loans receivable portfolio. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$18,118	$15,385	$14,507	$10,493	$11,358
Charge-offs	(2,881)	(3,878)	(4,073)	(2,174)	(11,830)
Recoveries	852	811	1,051	398	390
Provision for loan losses	3,300	5,800	3,900	5,790	10,575

Balance at end of year	$19,389	$18,118	$15,385	$14,507	$10,493

Ratio of net charge-offs during the period to average net loans outstanding during the period	0.11%	0.16%	0.16%	0.09%	0.69%

        The following table sets forth the charge-offs by type of loan during the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
First lien residential mortgage(1)	$508	$2,120	$648	$735	$331
Residential construction	2	15	80	—	26
Commercial real estate	302	118	339	55	10
Commercial, Warehouse and MSR(2)	—	—	—	—	9,924
Commercial, financial and industrial	1,637	812	782	763	829
Consumer and other(3)	432	813	2,224	621	710

Total charge-offs	$2,881	$3,878	$4,073	$2,174	$11,830

(1)
In 2002, includes charge-offs totaling $1.8 million related to the Bank's decision to liquidate a portion of the mortgage loan portfolio. See "First Lien Residential Mortgage Loan Purchases, Sales and Originations."

(2)
In 1999, includes the charge-off of an $8.9 million warehouse loan to one borrower. See "Warehouse Lending."

(3)
In 2001, includes the charge-off of an $818,000 commercial overdraft loan ($450,000 of which was subsequently recovered through insurance proceeds) and $754,000 of charged-off purchased automobile loans, in addition to the charge-offs of other consumer type loans.

        The following table sets forth the allocation of the allowance for loan losses by type of loan outstanding at the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
First lien residential mortgage	$1,894	$1,774	$2,556	$2,408	$2,529
Multifamily mortgage	278	298	330	608	442
Residential construction	358	369	411	622	384
Real estate acquisition and development	2,916	2,834	1,407	1,330	1,034
Commercial real estate(1)	5,329	3,416	2,701	2,574	2,221
Commercial construction(2)	916	3,332	2,177	1,480	972
Commercial, Warehouse and MSR	—	—	53	45	256
Commercial, financial and industrial	2,437	2,633	1,891	2,611	1,650
Consumer and other	426	485	606	1,119	992
Unallocated	4,835	2,977	3,253	1,710	13

	$19,389	$18,118	$15,385	$14,507	$10,493

        The following table sets forth the allocation of the provision or the reduction of allowance for loan losses by loan type during the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
First lien residential mortgage	$601	$1,262	$746	$573	$(446)
Multifamily mortgage	(20)	(32)	(278)	166	59
Residential construction	(9)	(27)	(131)	238	67
Real estate acquisition and development	82	1,427	77	296	275
Commercial real estate(1)	2,158	825	464	406	119
Commercial construction(2)	(2,416)	1,155	697	508	747
Commercial, Warehouse and MSR	—	(341)	(259)	(397)	8,456
Commercial, financial and industrial	1,020	1,503	(20)	1,616	561
Consumer and other	26	304	1,061	687	724
Unallocated	1,858	(276)	1,543	1,697	13

	$3,300	$5,800	$3,900	$5,790	$10,575

(1)
From December 31, 2002 to December 31, 2003, the amount of allowance allocated to and provision recorded for commercial real estate loans increased primarily due to an increase in the specific reserve allocated to particular loans in addition to higher balances of this loan type.

(2)
From December 31, 2002 to December 31, 2003, the amount of allowance allocated to and provision recorded for commercial construction loans decreased primarily due to a decrease in the specific reserve allocated to particular loans in addition to decreased balances of this loan type.

        Estimating the allowance for loan losses is a critical accounting policy. It is subjective in nature and requires estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the type, size, quality and risk of loans in the portfolio and considers such factors as specific known risks, historical and peer group experience, the existing nonperforming loans and the underlying collateral value on those loans, general economic conditions, particularly as they relate to Coastal's lending areas, industry standards, regulatory policies and other factors related to the collectibility of Coastal's loan portfolio. Management's calculation of the appropriate total allowance for loan losses addresses both performing and nonperforming loans. For performing loans, a stratification of the portfolio is done to group together loans of the same type. An appropriate allowance percentage is then assigned to those groups based upon the level of risk of the various loan types or groups. This aggregate analysis is based upon industry standards as well as Coastal's historical experience and includes an unallocated amount in the allowance calculation to provide for the inherently subjective nature of the estimate. For nonperforming loans or otherwise adversely classified loans with balances that exceed $500,000, an appropriate allowance percentage or dollar amount is identified on a case-by-case basis. This analysis specifically addresses the particular risk characteristics or weaknesses that are affecting the collectibility of the loan being reviewed. In addition, management also conducts an ongoing analysis of Coastal's actual loss experience on single-family mortgage loans to substantiate the adequacy of the allowance policy for such loans. Based on the ongoing assessment by management, provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on probable losses in the loan portfolio. While management uses the best information available to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary. When comparing 2003 and 2002, the changes in the provision for loan losses are due to management's continuing evaluation of the overall allowance for loan losses. The decrease in the provision for loan losses in 2003 was based upon the current level of unallocated reserves required to adhere to our loan policy described above. The increase in the provision for loan losses in 2002 (in the fourth quarter of 2002) was due to management's reevaluation of the allowance for loan losses given the current economic conditions, the decision in 2002 to sell loans which resulted in charge-offs totaling $1.8 million to writedown such loans to fair value, and the changes that have occurred within the mix of Coastal's loan portfolio, in addition to certain specific loans in the portfolio that have warranted greater attention and specific allocations of the allowance for loan losses. While management believes that it has adequately provided for loan losses and that the allowance for loan losses is adequate at December 31, 2003, it will continue to monitor the loan portfolio and make adjustments to its allowance for loan losses as it considers necessary. At December 31, 2003, the Bank's ratio of the allowance for loan losses to nonperforming loans was 95.66% and the ratio of the allowance for loan losses to total loans receivable was 0.98%.

        The Board of Directors of the Bank reviews its Asset Classification and Allowance Policy ("ACAP") at least annually. The policy provides that the Bank at least annually will establish a monthly provision amount to be added to the allowance for loan losses and the resultant allowance will be "tested" monthly for adequacy based on policy guidelines. Management maintains the allowance for loan losses at a level considered adequate to cover probable losses on the loans receivable portfolio. This allowance covers all loans, including loans deemed to be impaired, loans not impaired and loans excluded from the impairment test. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio, which considers, among other things, the size, quality and risk of loans in the portfolio, identification of any adverse situations which may affect the ability of borrowers to repay, assessment of current and future economic conditions, regulatory policies and the estimated value of the underlying collateral, if any.

        The Bank's management believes that its present allowance for loan losses is adequate based upon, among other considerations, the factors discussed above, its existing nonperforming loans and the underlying collateral value on those loans and its historical and peer group loss experience. Management continues to review its loan portfolio to determine whether its ACAP should be altered in light of current conditions and to make any additional provisions which may be deemed necessary. While management uses the best information available to make such determinations, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the FDIC and the Texas Savings and Loan Department, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. These agencies may require the Bank to increase the allowance for loan losses, based on their respective judgments of the information available at the time of the examinations.

        Mortgage Loan Servicing.    The Bank services residential real estate loans for others, including FNMA, FHLMC and other private investors. Loan servicing for others includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans.

        Due to the Bank's declining servicing for others portfolio (with an average remaining loan life of approximately seven years), in the first quarter of 2000 management decided to sell its entire servicing rights portfolio based on the then current market conditions for loan servicing rights and the expected declining income benefits of that servicing portfolio on an ongoing basis. Effective March 31, 2000, the Bank sold, to a third party, its rights to service approximately $389.1 million of mortgage loans for third party investors, primarily FNMA and FHLMC, pursuant to a purchase and sale agreement. The Bank subserviced those mortgage loans until the transfer to the purchaser was completed in the second quarter of 2000. The Bank recorded a $2.2 million gain on the sale of the above mentioned mortgage servicing rights in 2000.

        In December 2002, Coastal sold $70.1 million of mortgage loans with servicing retained to a third party investor and recognized the estimated fair value of those servicing rights retained of $359,000, which is recorded in prepaid expenses and other assets in the Company's Consolidated Statement of Financial Condition at December 31, 2002.

        In December 2003, Coastal purchased the servicing rights applicable to $160.5 million of mortgage loans for $1.7 million. As of December 31, 2003, Coastal serviced for others approximately $209.0 million of such loans. See "First Lien Residential Mortgage Loan Purchases, Sales and Originations."

        The Bank receives fees for servicing mortgage loans for others, which generally range from 0.25% to 0.50% per annum on the declining principal balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. Servicing fees are collected out of the monthly mortgage payments made by borrowers and are recorded net of the amortization of mortgage servicing rights. For the year ended 2003, the Bank earned $69,000 in conjunction with its loan servicing.

        The Bank's servicing portfolio was subject to reduction by normal principal amortization, by prepayment or by foreclosure of outstanding loans. The following table sets forth certain information regarding the mortgage loans serviced for others portfolio for period indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Beginning loans serviced	$68,828	$—	$—
New loans added	160,487	68,828	—
Loans transferred (prior to foreclosure)	(9,990)	—	—
Amortization and payoffs	(10,728)	—	—

Ending loans serviced	$208,597	$68,828	$—

Mortgage-Backed Securities

        The Bank maintains a substantial portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention. At December 31, 2003, the Company's mortgage-backed securities available-for-sale portfolio amounted to $504.4 million, or 18.8%, of total assets. Effective September 30, 2001, Coastal transferred all of its mortgage-backed securities to the available-for-sale category. This was due to management's intent to restructure a portion of the asset base to make it less vulnerable to market interest rate fluctuations. In late November 2001, Coastal completed the sale of approximately $845 million of its mortgage-backed securities and recorded a gain of $169,000. The majority of the securities sold were CMOs tied to COFI and contained extension risk which caused, on average, higher levels of price volatility. Also in November 2001, Coastal used a portion of the proceeds of the sale to purchase approximately $512 million of primarily pass-thru mortgage-backed securities. A consequence of this 2001 securities sale was that any securities purchased by Coastal for approximately two years thereafter were required to be placed in either the available-for-sale or trading category. Securities available-for-sale are securities other than those held-to-maturity or for trading purposes and are recorded at fair value, with unrealized gains and losses excluded from earnings and recorded net of tax as other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses on securities are recorded in earnings in the year of sale based on the specific identification of each individual security sold. Premiums and discounts on mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion being adjusted when the prepayments are received.

        The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2003	2002	2001
	(In thousands)
Available-for-sale:
CMOs	$71,396	$83,794	$106,657
Agency securities	423,902	379,569	397,413
Non-agency securities	1,594	2,047	2,572

	496,892	465,410	506,642

Unamortized premium	9,135	8,662	9,873
Unearned discount	(44)	—	—
Net unrealized gain (loss)	(1,581)	950	(2,447)

Total mortgage-backed securities available-for-sale	$504,402	$475,022	$514,068

        The mortgage-backed securities which the Company purchases and maintains in its portfolio can include FNMA, FHLMC and GNMA certificates, certain privately issued, credit-enhanced mortgage-backed securities which are rated "AAA" or better by the national securities rating agencies and certain types of CMOs. The FNMA, FHLMC and GNMA certificates ("Agency Securities") are modified pass-thru mortgage-backed securities, which represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single family residential mortgages issued by these quasi-governmental (GNMA) and private (FNMA and FHLMC) corporations. FNMA and GNMA provide to the certificate holder a guarantee (which is backed by the full faith and credit of the U.S. government in the case of GNMA certificates) of timely payments of interest and scheduled principal payments, whether or not they have been collected. FHLMC guarantees the timely payment of interest and the full (though not necessarily timely) payment of principal. The guarantees of FNMA and FHLMC are not backed by the full faith and credit of the U.S. government. The mortgage-backed securities acquired by the Company that have been pooled and sold by private issuers, generally large investment banking firms, provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or the right to receive certain payments thereunder is subordinated in a manner which is sufficient to have such mortgage-backed securities generally earn a credit rating of "AAA" or better from one or more of the national securities rating agencies.

        A CMO is a special type of pay-thru debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Bank does not intend to invest in residual interests in CMOs.

        Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation—Regulatory Capital Requirements."

The following table sets forth the Company's activities with respect to mortgage-backed securities (including held-to-maturity and available-for-sale) during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Mortgage-backed securities available-for-sale purchased	$303,826	$112,579	$512,267
Mortgage-backed securities available-for-sale sold	(64,062)	—	(844,749)
Discount accretion (premium amortization), net	(4,254)	(3,142)	(401)
Change in unrealized gain (loss) on mortgage-backed securities available-for-sale	(2,531)	3,397	424
Principal repayments on mortgage-backed securities	(203,599)	(151,880)	(133,711)

Net increase (decrease) in mortgage-backed securities	$29,380	$(39,046)	$(466,170)

Investment Activities

        Under the Texas Savings Bank Act (the "Act"), the Bank is permitted to invest in obligations of, or guaranteed as to principal and interest by, the United States or the State of Texas, in the stock or in any obligations or consolidated obligations of the FHLB and in various other specified instruments. The Bank holds investment securities from time to time to help meet its liquidity requirements and as temporary investments until funds can be utilized to purchase residential mortgage loans, mortgage-backed securities or to originate other loans for the Bank's portfolio. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Sources of Funds

        General.    Advances from the FHLB, deposits, sales of securities under agreements to repurchase, as well as maturities of and principal repayments on loans and mortgage-backed securities have been the major sources of funds for use in the Bank's lending and investments and for other general business purposes. Management of the Bank closely monitors rates and terms of competing sources of funds on at least a weekly basis and utilizes the source which is the most cost effective.

        Deposits.    The Bank attracts a majority of its deposits through its 43 branch offices in metropolitan Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. The Bank also obtains deposits through acquisitions. The Bank offers a variety of traditional retail deposit products which currently includes interest-bearing checking, noninterest-bearing checking, savings, money market demand accounts and certificates of deposit which generally range in terms from three to 60 months. Included among these deposit products are individual retirement account certificates. Beginning in 1995 with the acquisition of Texas Capital, the Bank's management has pursued a commercial banking strategy related to deposits designed to increase the level of lower cost transaction and commercial deposit accounts. The Bank offers a range of products for commercial businesses including Small Business Checking, Business Interest Checking, Analysis Checking and Commercial Money Market Accounts. The acquisitions and marketing efforts have resulted in the outstanding balances of demand deposit accounts increasing to 44.5% of total deposits at December 31, 2003 from 32.1% at December 31, 1998.

        Effective January 1, 1998, the Company implemented a program whereby a portion of the balance in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $261.2 million ($151.2 million from noninterest bearing and $110.0 million from interest-bearing) at December 31, 2003, $250.9 million ($131.3 million from noninterest-bearing and $119.6 million from interest-bearing) at December 31, 2002, and $243.3 million ($113.0 million from noninterest-bearing and $130.3 million from interest-bearing) at December 31, 2001. The following table shows the distribution of and certain other information relating to the Company's deposits by type at the dates indicated.

	At December 31,
	2003		2002		2001
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in thousands)
Demand deposit accounts:
Noninterest-bearing checking	$60,793	3.63%	$51,103	3.16%	$47,712	2.87%
Interest-bearing checking	18,625	1.11	14,353	0.89	15,894	0.96
Savings	45,459	2.71	44,603	2.76	45,234	2.72
Money market demand (including amounts reclassified from noninterest and interest-bearing checking)	621,571	37.08	530,659	32.87	505,789	30.47

Total demand deposit accounts	746,448	44.53	640,718	39.68	614,629	37.02

Certificate accounts:
Maturing within 1 year	656,499	39.17	768,407	47.61	950,827	57.26
1-2 years	197,917	11.81	131,792	8.16	61,933	3.73
2-3 years	11,706	0.70	35,685	2.21	23,707	1.43
3-4 years	34,743	2.07	4,513	0.28	5,830	0.35
4-5 years	28,696	1.71	33,302	2.06	3,409	0.21
Over 5 years	122	0.01	25	—	51	—

Total certificate accounts	929,683	55.47	973,724	60.32	1,045,757	62.98

Total	$1,676,131	100.00%	$1,614,442	100.00%	$1,660,386	100.00%

        Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at December 31, 2003, 2002 and 2001:

	2003	2002	2001
Noninterest-bearing checking	$212,003	$182,364	$160,738
Interest-bearing checking	128,610	134,034	146,144
Money market demand accounts	360,376	279,717	262,513

        The following table sets forth the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposit accounts:
Noninterest-bearing checking	$190,425	—%	$30,533	—%	$54,695	—%
Interest-bearing checking	7,214	0.47	8,662	0.64	36,785	2.03
Savings	45,827	0.68	46,935	1.01	46,266	1.76
Money market demand(1)	437,507	1.27	543,206	1.49	439,894	2.00
Certificate accounts	946,652	2.53	1,018,159	3.27	1,103,792	5.39

Total deposits	$1,627,625	1.84	$1,647,495	2.42	$1,681,432	4.15

(1)
Includes amounts reclassified from noninterest-bearing and interest-bearing checking accounts pursuant to the Bank's program under Federal Reserve Regulation D as follows:

	2003	2002	2001
	(In thousands)
Noninterest-bearing checking	$155,655	$139,314	$95,733
Interest-bearing checking	119,702	126,532	92,200

	$275,357	$265,846	$187,933

[This space intentionally left blank]

        The following table presents by various interest rate categories the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at December 31, 2003 which mature during the periods indicated.

	Amounts at December 31,		Amounts at December 31, 2003 Maturing In
	2003	2002	One Year or Less	Two Years	Three Years	Greater than Three Years
			(In thousands)
Certificate accounts:
Less than 2.00%	$442,044	$104,358	$417,183	$23,771	$1,051	$39
2.00% to 3.99%	413,885	764,982	213,358	154,975	8,413	37,139
4.00% to 5.99%	70,877	97,681	24,834	17,512	2,148	26,383
6.00 to 7.99%	2,877	6,630	1,124	1,659	94	—
8.00 to 9.99%	—	73	—	—	—	—

Total	$929,683	$973,724	$656,499	$197,917	$11,706	$63,561

        Certificates maturing within one year consist primarily of six month and one year certificates. Historically, a majority of such certificate holders roll over their balances into new certificates with similar terms at the Bank's then current interest rates.

        The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Decrease due to sale of branches(1)	$—	$(75,275)	$—
Net increase (decrease) before interest credited	30,698	(11,848)	(86,688)
Interest credited	30,991	41,105	72,093

Net deposit increase (decrease)	$61,689	$(46,018)	$(14,595)

(1)
For the year ended December 31, 2002, the $75.3 million decrease is due to the sale of five branch offices and the related deposit accounts.

[This space intentionally left blank]

        The following table sets forth the amount of the Bank's certificates of deposits at December 31, 2003 which are $100,000 or more by time remaining until maturity.

	At December 31, 2003
	Number of accounts	Deposit Amount
		(In thousands)
Three months or less	448	$51,843
Over three through six months	403	44,310
Over six through twelve months	560	69,659
Over twelve months	543	62,803

Total	1,954	$228,615

        The Bank's deposits are obtained primarily from businesses and residents of Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas. Currently, the principal methods used by the Bank to attract and retain deposit accounts include competitive interest rates, having branch locations in under-served markets and offering a variety of services for the Bank's commercial business and retail customers. The Bank uses traditional marketing methods to attract new customers and deposits, including newspaper and radio advertising. Through 2003, except as noted below, the Bank has not solicited brokered deposit accounts and generally has not negotiated rates on larger denomination (i.e., jumbo) certificates of deposit. From early 1997 through mid year 2002, the Bank solicitated deposit accounts through a "money desk." Money desk rates were only offered to institutions (primarily credit unions and municipal utility districts) and were generally up to 50 basis points higher than on regular certificate of deposit accounts. The offering of deposits through the "money desk" was discontinued during 2002.

        The Bank also provides its customers with the opportunity to invest in non-FDIC insured mutual funds, including government bond funds, tax-free municipal bond funds, growth funds, income growth funds, and sector funds specific to an industry, which are provided through a third party arrangement with another company, which maintains representatives at the Bank's branch offices. The Bank earns a fee after the payment of all expenses, which was not material to the Bank's results of operations for the years ended December 31, 2003, 2002 or 2001. See "Subsidiaries of the Bank—CoastalBanc Financial Corp", and "Subsidiaries of the Bank—Coastal Banc Insurance Agency, Inc."

[This space intentionally left blank]

        Borrowings.    The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$741,378	$683,454	$795,009
Maximum amount outstanding at any month-end during the period	888,003	760,139	1,218,145
Balance outstanding at end of period	799,875	696,085	690,877
Average interest rate during the period	2.27%	2.95%	4.90%
Average interest rate at end of period	2.02%	2.71%	3.46%
Securities sold under agreements ot repurchase:
Average balance outstanding	$—	$—	$283,622
Maximum amount outstanding at any month-end during the period	—	—	493,003
Balance outstanding at end of period	—	—	—
Average interest rate during the period	—	—	3.77%
Average interest rate at end of period	—	—	—

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

        Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The programs of the FHLB currently utilized by the Bank include various short-term, fixed rate advances and long term, fixed and variable-rate advances. At December 31, 2003, the Bank had total FHLB advances of $799.9 million at a weighted average interest rate of 2.02%. Of the advances outstanding at December 31, 2003, none were short-term advances with an original maturity of less than 90 days.

        The Bank also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase the same security on a specified later date at an agreed upon price. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. The dealers may lend the Bank's securities to others in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost funding source for the Bank; however, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 2003, the Bank did not have any borrowings under reverse repurchase agreements.

        To a lesser extent, beginning in 1997, the Bank has utilized federal funds purchased from a correspondent bank for overnight borrowing purposes. There were no federal funds purchased outstanding at any time during 2003, 2002 or 2001.

        The Asset/Liability Subcommittee of the Bank attempts to match the maturity of its borrowings with particular repricing dates of certain assets in order to maintain a pre-determined interest rate spread. The Bank's objective is to minimize the increase or decrease in the interest rate spread during periods of fluctuating interest rates from that which was contemplated at the time the assets and liabilities were first put on the Bank's books. The Bank also attempts to alter the interest rate risk associated with its borrowings through the use of interest rate swaps and interest rate caps purchased from selected securities brokers/dealers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management" in Item 7 hereof.

Subsidiaries of the Bank

        General.    The Bank is permitted to invest in the capital stock, obligations and other securities of its service corporations in an aggregate amount not to exceed 10% of the Bank's assets. In addition, the Bank may make conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At December 31, 2003, the Bank was authorized to have a maximum investment of approximately $268.0 million in its subsidiaries.

        At December 31, 2003, the Bank had two active wholly-owned subsidiaries, the activities of which are described below. At December 31, 2003, the Bank's aggregate equity investment in its subsidiaries was $257,000.

        CoastalBanc Financial Corp.    CoastalBanc Financial Corp. ("CBFC") was formed in 1986 to act as an investment advisor to other insured financial institutions. The Bank is the sole stockholder of CBFC. Over the past five years, CBFC has been inactive in its investment advisory capacity. CBFC became active during the last quarter of 1992 in connection with the sale of mutual funds through third party intermediaries. Fees generated, net of expenses, resulted in a net income of $7,000, $5,000 and $27,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Coastal Banc Insurance Agency, Inc.    In 1987, the Bank entered into an Administrative Services Agreement with CBIA, a Texas business corporation licensed under Texas law to act as a life insurance agent. Until June 22, 2000, CBIA was affiliated with the Bank as a result of being wholly-owned by a former executive officer of the Bank. On June 22, 2000, CBIA became a subsidiary of the Bank. CBIA receives fees related to insurance and investment product sales through third party intermediaries to the Bank's deposit and loan customers. Fees generated, net of expenses, resulted in net income of $4,000 $14,000 and $13,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Expenses of CBIA include administrative fees paid to the Bank of $525,000, $575,000 and $510,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Affiliates of the Bank

        Coastal Banc Capital Corp.    In March of 2003, management of the Company made the decision to discontinue the operations of CBCC due to the current economic climate. Prior to March, CBCC was a direct subsidiary of HoCo and an affiliate of the Bank. CBCC, through its Mortgage Asset Trading Group, was engaged in the business of purchasing and reselling packages of whole loan assets on behalf of the Bank and institutional investors. These activities continued until September 2002, when the operations of the Mortgage Asset Trading Group were moved to CBMC. Effective January 1, 2002, CBCC formed two new groups in an effort to increase its fee income within its existing business of asset trading and by providing additional services for commercial business customers. The Specialty Finance Group focused on developing a network of buyers of mortgage loans and developing the capability of trading in other types of debt instruments. The operations of the Specialty Finance Group were also moved to CBMC in September 2002. The Corporate Finance Group, as an intermediary, focused on raising capital for its business customers and providing merger and acquisition advisory services to buyers and sellers of companies.

        CBCC had net income (loss) (before intercompany eliminations) of $(44,000), $(29,000), and $437,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        During 2003, CBMC facilitated the purchase of whole loan assets totaling $565.7 million (including purchase premium) for the Bank's portfolio. In addition, CBMC facilitated the purchase of $164.2 million of loans held for sale. During the year ended December 31, 2003, CBMC recorded brokerage fees on transactions facilitated for the Bank of $769,000. All significant intercompany balances and transactions are eliminated in consolidation. At December 31, 2003, HoCo's unconsolidated equity investment in CBMC was $157,000. CBMC had net income (loss) (before intercompany eliminations) of $3,000 for the year ended December 31, 2003 and $(67,000) for the period from CBMC's inception in July 2002 through December 31, 2002.

        The Bank and CBMC entered into a mortgage warehouse revolving loan agreement pursuant to which the Bank had established a $17.0 million revolving line of credit to be drawn upon from time to time by CBMC to finance the acquisition of whole loan assets and the holding of such assets until they are sold. The advances drawn by CBMC are collateralized by such assets purchased and held by CBMC. No advances have been made against this line of credit. The transactions between the Bank and CBMC are within regulatory guidelines.

Regulation

        Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See "Regulation—The Company-Financial Modernization."

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

        Federal Activities Restrictions.    There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings bank provided that it meets the grandfather requirement described below. See "The Company—Financial Modernization." However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as he deems necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation of The Bank—Qualified Thrift Lender Test."

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

  •
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

  •
  The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

  •
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

  •
  The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs are required to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

  •
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

  •
  The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

  •
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

        Limitations on Transactions with Affiliates.    Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is generally any company or entity which controls or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from and, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

        In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2003, the Bank was in compliance with the above restrictions.

        Regulatory Capital Requirements.    Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

        Under current FDIC regulations, the Bank is required to comply with three separate minimum capital adequacy requirements: a "Tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus intangible assets, other than properly valued mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At December 31, 2003, the Bank did not have any net deferred tax assets in excess of the specified limits.

        Tier 1 Capital Ratio.    FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks and for all other state-chartered, FDIC-supervised banks, the minimum Tier 1 capital ratio shall not be less than 4.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 2003, the minimum Tier 1 capital ratio for capital adequacy purposes for the Bank was 4.0% and its actual Tier 1 capital ratio was 6.26%.

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

        For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2003, the Bank's Tier 1 capital to risk-weighted assets ratio was 9.23% and its total risk-based capital to risk weighted assets ratio was 10.31%.

        The following table sets forth information with respect to each of the Bank's minimum capital adequacy requirements at the dates shown.

	At December 31,
	2003		2002		2001
	Actual	Required(1)	Actual	Required(1)	Actual	Required(1)
Tier 1 capital to total assets	6.26%	4.00%	6.88%	4.00%	7.27%	4.00%
Tier 1 risk-based capital to risk weighted assets	9.23	4.00	10.32	4.00	11.90	4.00
Total risk-based capital risk to risk weighted assets	10.31	8.00	11.38	8.00	12.79	8.00

(1)
Minimum required ratio for regulatory capital adequacy purposes.

[This space intentionally left blank]

        The following table sets forth a reconciliation between the Bank's stockholders' equity and each of its three minimum regulatory capital requirements at December 31, 2003.

	Tier 1 Capital	Tier 1 Risk-based Capital	Total Risk-based Capital
	(Dollars in thousands)
Total stockholders' equity	$187,078	$187,078	$187,078
Unrealized loss on securities available-for-sale	1,109	1,109	1,109
Less nonallowable assets:
Goodwill	(21,429)	(21,429)	(21,429)
Mortgage servicing rights	(195)	(195)	(195)
Plus allowance for loan losses	—	—	19,389

Total regulatory capital	166,563	166,563	185,952
Minimum required capital	106,507	72,170	144,339

Excess regulatory capital	$60,056	$94,393	$41,613

Bank's regulatory capital percentage(1)	6.26%	9.23%	10.31%
Minimum regulatory capital adequacy required percentage	4.00%	4.00%	8.00%

Bank's regulatory capital percentage in excess of minimum requirement	2.26%	5.23%	2.31%

(1)
Tier 1 capital is computed as a percentage of adjusted average total assets of $2.7 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.8 billion.

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

        The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all bank and thrift institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital—"well capitalized," "adequately capitalized" and "undercapitalized"—which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2003 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

        In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate for the quarter ended December 31, 2003 was .0152% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

        Qualified Thrift Lender Test.    All savings institutions and subsidiaries of savings and loan holding companies, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners' Loan Act, as amended, ("HOLA") to avoid certain restrictions on their operations and those of their holding company. A savings institution has the option of complying with the QTL test set forth in the HOLA and implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. The QTL test set forth in HOLA requires that a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of December 31, 2003, with 75.7% of its assets invested in qualified thrift investments.

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

        Federal Home Loan Bank System.    The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2003, the Bank's advances from the FHLB of Dallas amounted to $799.9 million or 29.9% of its total assets.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the sum of a membership investment requirement of 0.20% of the member's total assets as of the previous December 31 and an activity-based investment requirement of 4.25% of currently outstanding advances and certain new loans. At December 31, 2003, the Bank had $45.5 million in FHLB stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2003, dividends paid by the FHLB of Dallas to the Bank totaled $959,000.

        Federal Reserve System.    The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with such requirements.

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

Taxation

        Federal Taxation.    The Company and its subsidiaries, which include the Bank, file a consolidated Federal income tax return on a calendar year basis using the accrual method. The Company and its subsidiaries are subject to federal income taxation in the same general manner as other corporations with some exceptions as discussed below. Prior to the Small Business Job Protection Act of 1996 ("the 1996 Act"), institutions such as the Bank who met certain definitional tests and other conditions prescribed by the Code, benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. In years prior to the 1996 Act, the Bank was permitted to deduct an annual addition to the reserve for bad debts in determining taxable income. Due to the 1996 Act, the Bank no longer is able to utilize a reserve method for determining the bad debt deduction, but must use the specific charge-off method in computing its bad debt deduction. Further, the Bank's post-1987 tax bad debt reserve was being recaptured into income over a six year period. At December 31, 2003, the Bank had no remaining post-1987 tax bad debt reserves.

        Taxable Distributions and Recapture.    The Bank is not required to provide deferred taxes on its pre-1988 (base year) tax bad debt reserve of approximately $900,000. This reserve may be included in taxable income in future years if the Bank makes non-dividend distributions to stockholders (including distributions in redemption, dissolution or liquidation).

        Minimum Tax.    In addition to regular income taxes, corporations are subject to an alternative minimum tax which is generally equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). Payment of alternative minimum tax may give rise to alternative minimum tax credit carryovers which may be used to offset regular tax liabilities in future years.

        Southwest Plan Acquisition.    In connection with the Southwest Plan Acquisition, the FSLIC Resolution Fund ("FRF") retained all of the future federal income tax benefits (as defined) derived from the federal income tax treatment of certain items, in addition to net operating loss carryforwards, related to the Southwest Plan Acquisition for which the Bank agreed to pay the FRF when actually realized. The provisions for federal income taxes recorded for the years ended December 31, 2003, 2002 and 2001, represent the gross tax liability computed under these tax sharing provisions before reduction for actual federal taxes paid to the Internal Revenue Service. Alternative minimum taxes paid with the federal return in 2003, 2002 and 2001 are available as credit carryforwards to reduce regular federal tax liabilities in future years, over an indefinite period and were partially utilized beginning in 2000. To the extent these credits were generated due to the utilization of other tax benefits retained by the FRF, they will also be treated as tax benefit items. Although the termination of the assistance agreement related to the Southwest Plan Acquisition was effective March 31, 1994, the FRF will continue to receive the related future net tax benefits as defined.

        The Company's Federal income tax returns have not been audited by the United States Internal Revenue Service. Generally, the tax returns of the Company since 1999 are subject to review by the Internal Revenue Service.

        State and Franchise Taxation.    The Company, the Bank, CBCC, CBMC, CBFC and CBIA each pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the applicable entities' Federal taxable income with certain modifications, such as the exclusion of interest earned on Federal obligations.

Item 2. Properties

        The Company's business is conducted from 43 offices in Texas. The following table sets forth the location of the offices of the Company, as well as certain additional information relating to these offices as of December 31, 2003.

Location	Owned/Leased (with Lease Expiration Date)	Net Book Value of Property Or Leasehold Improvements	Deposits	Percent of Total Deposits
		(Dollars in thousands)
Branch Offices:
1329 North Virginia Port Lavaca, Texas 77979	Owned	$154	$23,789	1.42%
3207 Westpark Drive Houston, Texas 77005	Owned	2,309	37,203	2.22
8 Braeswood Square Houston, Texas 77096	Leased; December 31, 2006	163	76,683	4.58
408 Walnut Columbus, Texas 78934	Owned	189	48,731	2.91
870 S. Mason, Suite 100 Katy, Texas 77450	Leased; August 31, 2006	—	32,823	1.96
602 Lyons Schulenburg, Texas 78956	Owned	65	25,701	1.53
325 Meyer Street Sealy, Texas 77474	Owned	373	43,931	2.62
116 E. Post Office Weimar, Texas 78962	Owned	23	23,820	1.42
323 Boling Road Wharton, Texas 77488	Owned	99	38,139	2.28
1621 B FM 517 Rd. E. Dickinson, Texas 77539	Leased; March 31, 2004	—	34,681	2.07
	To be relocated to the League City branch currently under construction.
300 S. Cage Pharr, Texas 78577	Owned	170	13,103	0.78
295 West Highway 77 San Benito, Texas 78586	Owned	202	18,059	1.08
1260 Blalock, Suite 100 Houston, Texas 77055	Leased; January 20, 2004	—	60,419	3.60
14011 Park Drive, Suite 115 Tomball, Texas 77375	Leased; March 14, 2004	5	27,169	1.62
	Negotiation to renew lease is in process.
915-H North Shepherd Houston, Texas 77008	Leased; October 31, 2006	5	45,168	2.69
16000 Stuebner Airline Road, Suite 100 Spring, Texas 77379	Leased; September 30, 2005	3	39,969	2.38
7602 N. Navarro Victoria, Texas 77904	Owned	337	64,061	3.82

1410 Ed Carey Harlingen, Texas 78550	Owned	$1,348	$9,714	0.58%
4900 N. 10th St., G-1 McAllen, Texas 78504	Leased; August 14, 2006	—	17,105	1.02
10838 Leopard Street, Suite A Corpus Christi, Texas 78410	Leased; December 31, 2005	25	29,219	1.74
4060 Weber Road Corpus Christi, Texas 78411	Leased; April 30, 2004	5	45,712	2.73
301 E. Main Street Brenham, Texas 77833	Owned	234	55,939	3.34
1192 W. Dallas Conroe, Texas 77301	Leased; December 31, 2006	—	38,131	2.27
2353 Town Center Dr. Sugar Land, Texas 77478	Owned	971	46,136	2.75
1629 S. Voss Houston, Texas 77057	Owned	1,344	31,164	1.86
708 East Austin Giddings, Texas 78942	Owned	184	25,528	1.52
5718 Westheimer, Suite 100 Houston, Texas 77057	Leased; July 31, 2012	1	34,316	2.05
2600 S. Gessner, Suite 100 Houston, Texas 77063	Leased; October 31, 2012	—	9,601	0.57
1250 Pin Oak Road Katy, Texas 77494	Owned	1,130	17,554	1.05
2120 Thompson Highway Richmond, Texas 77469	Owned	388	31,752	1.89
7200 North Mopac Austin, Texas 78731	Leased; December 31, 2007	1	22,486	1.34
1112 Seventh Street Bay City, Texas 77414	Leased; April 30, 2007	14	49,559	2.96
441 Austin Avenue, Suite A Port Arthur, Texas 77640	Leased; June 30, 2004 ATM Site Owned	173	26,123	1.56
2810 First Street Rosenberg, Texas 77471	Owned	1,628	4,489	0.27
3302 Boca Chica Brownsville, Texas 78521	Leased; December 31, 2004	11	10,013	0.60
1075 Parades Line Road Brownsville, Texas 78521	Owned	2,564	34,665	2.07
2000 N. Conway Mission, Texas 78572	Owned	883	17,833	1.06
509 South Main McAllen, Texas 78501	Leased; December 31, 2005	3	35,406	2.11

198 South Sam Houston San Benito, Texas 78586	Owned	$936	$39,720	2.37
502 S. Dixieland Road Harlingen, Texas 78552	Owned	278	11,835	0.71
200 Sugar Road Edinburg, Texas 78539	Owned	209	7,990	0.48
300 S. Closner Edinburg, Texas 78539	Owned	714	24,749	1.48
221 East Van Buren Harlingen, Texas 78550	Owned	3,175	58,324	3.48
2404 Research Forest Drive The Woodlands, Texas 77381	Owned—Under Construction	2,033	—	—
231 South FM 270 League City, Texas 77573	Owned—Under Construction	1,220	—	—
	Dickinson branch to be relocated to League City.
Copperfield Houston, Texas	Owned—Under Construction	818	—	—
Shadow Creek Ranch Pearland, Texas	Owned—Under Construction	1,180	—	—
Administrative Office(1) Coastal Banc Plaza 5718 Westheimer, Suite 600 Houston, Texas 77057	Leased; July 31, 2012	2,227	287,619	17.16
Records and Retention Office 2199 N. Jefferson La Grange, TX 78945	Leased; December 17, 2006	—	—	—

Total		$27,794	$1,676,131	100.00%

(1)
Includes location of administrative, primary lending and mortgage servicing offices.

        The net book value of the Company's investment in premises and equipment totaled $32.6 million at December 31, 2003. At December 31, 2003, the net book value of the Company's electronic data processing equipment, which includes its in-house computer system, local area network and forty-two automatic teller machines, was $1.6 million.

Item 3. Legal Proceedings

        Coastal is, and has been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities from the normal course of its operations. Based on the facts currently available to management, management believes that the matters pending at December 31, 2003, are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on Coastal's consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

        The information required herein is incorporated by reference from page 59 of the Company's printed Annual Report to Stockholders for fiscal 2003 ("Annual Report"), which is included herein as Exhibit 13.

Item 6. Selected Financial Data

        The information required herein is incorporated by reference from pages 8 through 10 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required herein is incorporated by reference on pages 11 through 28 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information required herein is incorporated by reference from pages 21 through 26 of the Annual Report. The Company's principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data required herein are incorporated by reference from pages 31 through 58 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2003.

Item 9A. Controls and Procedures

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Coastal's management has reviewed the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of Coastal or caused such disclosure controls and procedures to be designed under management's supervision, particularly during the quarterly period in which this report was being prepared. Disclosure controls and procedures are the controls and other procedures of Coastal that are designed to ensure that the information required to be disclosed by Coastal in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Coastal in its reports filed under the Exchange Act is accumulated and communicated to Coastal's management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that such disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that material information relating to Coastal, including its consolidated subsidiaries, is made known to management by others within Coastal and its consolidated subsidiaries. To management's knowledge, there were no significant changes in internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required herein is incorporated by reference from the definitive Proxy Statement for its 2004 Annual Meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 ("the 2004 Proxy Statement") under the section titled "Information with Respect to the Nominees for Director, Directors Whose Terms Continue and Executive Officers".

Item 10A. Code of Ethics for Executive Officers

        The information required herein is incorporated by reference from the 2004 Proxy Statement under the section titled "Election of Directors—Corporate Governance Principles".

Item 11. Executive Compensation

        The information required herein is incorporated by reference from the 2004 Proxy Statement under the section titled "Executive Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required herein is incorporated by reference from the 2004 Proxy Statement under the sections titled "Executive Compensation—Disclosure of Equity Compensation Plan Information as of December 31, 2003" and "Voting Securities and Certain Beneficial Ownership of Coastal Common Stock".

Item 13. Certain Relationships and Related Transactions

        The information required herein is incorporated by reference from the 2004 Proxy Statement under the section titled "Executive Compensation".

Item 14. Principal Accountant Fees and Services

        The information required herein is incorporated by reference from the 2004 Proxy Statement under the section titled "Proposal to Ratify the Selection of Independent Auditors".

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are incorporated herein by reference from pages 31 through 58 of the Annual Report.
Independent Auditors' Report
Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003.
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2003.
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2003.
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003.
Notes to Consolidated Financial Statements.
(a)(2)	There are no financial statement schedules filed herewith.
(a)(3)	The following exhibits are filed as part of this report.
Exhibit No.
3.1	Articles of Incorporation of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
3.2	Bylaws of Company. (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
4	Form of Company common stock certificate. (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
4.1
Form of Indenture dated as of June 30, 1995, with respect to the Company's 10% Notes, due 2002. (Incorporated by reference to the Company's Registration Statement on Amendment No. 6 to Form S-1 (No. 33-91206) filed on June 16, 1995).
4.2	Certificate of Designations, 9.12% Series A Cumulative Preferred Stock. (Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-75983) filed on April 9, 1999).

4.3
Form of Indenture of the Corporation relating to the Junior Subordinated Debentures and Amended and Restated Declaration of Trust of Coastal Capital Trust I. (Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-87370) filed on May 1, 2002).
4.4	Form of Indenture of the Corporation relating to the Junior Subordinated Debentures and Amended and Restated Declaration of Trust of Coastal Capital Trust II. (Furnished).
10.1	1991 Stock Compensation Program. (Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-75952) filed on March 2, 1994).
10.2	1995 Stock Compensation Program. (Incorporated by reference to the Company's Registration Statement Form S-1 (No. 33-91206) filed on April 14, 1995).
10.3	1999 Stock Compensation Program. (Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-80877) filed on June 17, 1999).
10.4	Change-In-Control Severance Agreements for Mr. Garrett and Ms. Wylie. (Incorporated by reference to the Company's 1998 Annual Report on Form 10-K (No. 000-24526) filed on March 23, 1999).
10.5	Form of Amendment No. 1 to Change-In-Control Severance Agreements. (Incorporated by reference to the Company's 1999 Annual Report on Form 10-K (No. 000-24526) filed on March 28, 2000).
10.6	Change-In-Control Severance Agreements for Mr. Mehos, Mr. Garrrett and Ms. Wylie. (Incorporated by reference to the Company's 2000 Annual Report on Form 10-K (No. 000-24526) filed on March 27, 2001).
10.7	2002 Non-employee Director Stock Purchase Plan. (Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83966) filed on March 7, 2002).
10.8
Stock Purchase Agreement between the Company and James C. Niver dated April 23, 2002 (Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-87370) filed on May 1, 2002).
10.9	Change-In-Control Severance Agreement for Mr. New. (Incorporated by reference to the Company's 2002 Annual Report on Form 10K (No. 000-24526) file on March 25, 2003).
10.10	Agreement and Plan of Merger. (Incorporated by reference from the 2004 Proxy Statement to be filed on March 20, 2004).
12	Ratio of earnings to combined fixed charges and preferred stock dividends. (Incorporated by reference to the Company's 2003 Annual Report).
13	Annual Report to Stockholders for 2003. (Furnished).
21	Subsidiaries of the Registrant as of December 31, 2003. (Furnished).
28	Form of proxy mailed to stockholders of the Company. (Incorporated by reference from the 2004 Proxy Statement to be filed March 20, 2004).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (Furnished).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (Furnished).
32.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished).
99.1	Statement of Factors Under Private Securities Litigation Reform Act of 1995. (Furnished).
  (b)
  Reports of Form 8-K

    Form 8-K filed on October 16, 2003 concerning the announcement that Coastal Bancorp, Inc. issued a press release after the market close on October 15, 2003 regarding the results of operations and financial condition for the quarterly period ended September 30, 2003.

    Form 8-K filed on October 23, 2003 concerning the announcement that Coastal Bancorp, Inc. held a web cast on October 16, 2003 to discuss the press release issued after the market close on October 15, 2003 regarding its results of operations and financial condition for the quarterly period ended September 30, 2003.

    Form 8-K filed on December 2, 2003, announcing that Coastal Bancorp, Inc. and Hibernia Corporation had signed an Agreement and Plan of Merger pursuant to which Hibernia Corporation would acquire Coastal Bancorp, Inc. and its subsidiaries.

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

COASTAL BANCORP, INC.
Date: March 12, 2004	By:	/s/ Manuel J. Mehos Manuel J. Mehos, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Manuel J. Mehos Manuel J. Mehos, Chairman of the Board and Chief Executive Officer (principal executive officer)	Date: March 12, 2004
/s/ R. Edwin Allday R. Edwin Allday, Director	Date: March 12, 2004
/s/ D. Fort Flowers, Jr. D. Fort Flowers, Jr., Director	Date: March 12, 2004
/s/ Dennis S. Frank Dennis S. Frank, Director	Date: March 12, 2004
/s/ Robert E. Johnson, Jr. Robert E. Johnson, Jr., Director	Date: March 12, 2004
/s/ Catherine N. Wylie Catherine N. Wylie, Chief Financial Officer (principal financial and accounting officer)	Date: March 12, 2004

QuickLinks

  PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 10A. Code of Ethics for Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K