Form 10-Q
period 2004-03-31
COASTAL BANCORP INC
filed 2004-04-30
CIK 919805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition Period from _________ to _________

Commission File Number: 0-24526

Coastal Bancorp, Inc.
(Exact name of Registrant as specified in its charter)

Texas	76-0428727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5718 Westheimer, Suite 600
Houston, Texas 77057
(Address of principal executive office)

(713) 435-5000
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock Outstanding: 5,297,692 as of April 23, 2004

Coastal Bancorp, Inc. and Subsidiaries
Form 10-Q
Table of Contents

Part I.   Financial Information

Part II.   Other Information

Item 1	Legal Proceedings	21

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21

Item 3	Defaults upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

Signatures

i

Item 1. FINANCIAL STATEMENTS

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In Thousands, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS

Cash and cash equivalents	$35,389	$40,814
Federal funds sold	24,732	10,440
Loans receivable held for sale	35,341	8,078
Loans receivable, net (note 4)	1,967,328	1,981,924
Mortgage-backed securities available-for-sale, at fair value (note 3)	501,543	504,402
Other securities available-for-sale, at fair value	4,855	6,787
Accrued interest receivable	8,762	9,198
Property and equipment	33,174	32,563
Stock in the Federal Home Loan Bank of Dallas ("FHLB")	45,641	45,471
Goodwill	21,429	21,429
Prepaid expenses and other assets	20,165	21,884

	$2,698,359	$2,682,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits (note 5)	$1,680,116	$1,676,131
Advances from the FHLB (note 6)	801,512	799,875
Subordinated debentures (note 7)	61,856	61,856
Advances from borrowers for taxes and insurance	4,023	2,482
Other liabilities and accrued expenses	11,066	8,954

Total liabilities	2,558,573	2,549,298

Commitments and contingencies (note 4)	-	-

Stockholders' equity (notes 1, 3, 8, 9 and 10):
Common stock, $.01 par value; authorized shares 30,000,000; 8,043,802 shares issued and 5,297,692 shares outstanding at March 31, 2004; 7,981,434 shares
issued and 5,235,324 shares outstanding at December 31, 2003	80	80
Additional paid-in capital	38,187	37,179
Retained earnings	154,485	151,167
Accumulated other comprehensive income (loss) - net unrealized gain (loss) on
securities available-for-sale	664	(1,104)
Treasury stock at cost (2,746,110 shares in 2004 and 2003)	(53,630)	(53,630)

Total stockholders' equity	139,786	133,692

	$2,698,359	$2,682,990

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003

	(Unaudited)
Interest income:
Loans receivable	$24,670	$25,612
Mortgage-backed securities	3,646	3,667
FHLB stock, federal funds sold and other interest-earning assets	269	325

	28,585	29,604

Interest expense:
Deposits	6,806	8,048
Advances from the FHLB	4,061	4,225
Subordinated debentures	1,270	1,160

	12,137	13,433

Net interest income	16,448	16,171
Provision for loan losses (note 4)	450	900

Net interest income after provision for loan losses	15,998	15,271

Noninterest income:
Service charges on deposit accounts	2,893	2,902
Loan fees	244	219
Gain on sale of loans receivable held for sale	18	734
Gain on sale of mortgage-backed securities available-for-sale	200	-
Gain (loss) on sale of real estate owned, net	114	(130)
Gain (loss) on sale of repossessed assets, net	180	(8)
Other	389	276

	4,038	3,993

Noninterest expense:
Compensation, payroll taxes and other benefits	7,834	8,008
Office occupancy	2,389	2,317
Data processing	479	433
Advertising	314	275
Postage and delivery	375	379
Other	2,307	2,508

	13,698	13,920

Income before provision for Federal income taxes	6,338	5,344
Provision for Federal income taxes	2,226	1,659

Net income	$4,112	$3,685

Net income available to common stockholders	$4,112	$3,058

Basic earnings per common share (note 8)	$0.78	$0.59

Diluted earnings per common share (note 8)	$0.75	$0.57

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

Net income	$4,112	$3,685

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale
arising during period	1,638	(185)
Reclassification adjustment for gains included in net income	130	-

Total comprehensive income	$5,880	$3,500

See accompanying Notes to Consolidated Financial Statements

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$4,112	$3,685
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment,
mortgage servicing rights and prepaid expenses and other assets	2,864	2,302
Net premium amortization	1,458	592
Provision for loan losses	450	900
Originations and purchases of loans receivable held for sale	(37,341)	(92,166)
Sales of loans receivable held for sale	10,021	132,425
Gain on sale of loans receivable held for sale	(18)	(734)
Gain on sale of mortgage backed securities available-for-sale	(200)	-
Gain on sale of real estate owned, net	(114)	130
Gain on sale of repossessed assets, net	(180)	8
Stock dividends from the FHLB	(170)	(254)
Decrease (increase) in:
Accrued interest receivable	436	39
Other, net	1,813	3,332

Net cash provided by (used in) operating activities	(16,869)	50,259

Cash flows from investing activities:
Net change in federal funds sold	(14,292)	19,355
Purchase of mortgage-backed securities available-for-sale	(75,757)	(38,840)
Principal repayments on mortgage-backed securities
available-for-sale	33,074	46,910
Principal repayments on other securities available-for-sale	35	-
Proceeds from maturity of other securities available-for-sale	2,000	-
Proceeds from sale of mortgage-backed securities available-for-sale	47,580	-
Origination of loans receivable	(188,542)	(168,885)
Purchases of loans receivable	(39,129)	(160,898)
Principal repayments and principal reduction of loans receivable	240,539	252,921
Purchases of property and equipment, net	(1,441)	(1,433)

Net cash provided by (used in) investing activities	4,067	(50,870)

(Table continued on next page)

COASTAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In Thousands)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

Cash flows from financing activities:
Net change in deposits	$3,985	$6,719
Advances from the FHLB	747,150	4,485,991
Principal payments on advances from the FHLB	(745,513)	(4,494,417)
Net increase in advances from borrowers for taxes and insurance	1,541	1,839
Exercise of stock options for purchase of Common Stock	1,008	50
Issuance of treasury shares	-	27
Dividends paid	(794)	(1,244)

Net cash provided by (used in) financing activities	7,377	(1,035)

Net decrease in cash and cash equivalents	(5,425)	(1,646)
Cash and cash equivalents at beginning of period	40,814	39,766

Cash and cash equivalents at end of period	$35,389	$38,120

Supplemental schedule of cash flows-interest paid	$12,281	$13,835

Supplemental schedule of noncash investing
and financing activities:
Net transfer of loans to (from) held for sale category	$-	$(6,175)
Real estate owned acquired through foreclosure
of loans receivable	599	811

See accompanying Notes to Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Recent Accounting Pronouncements
On January 17, 2003, the Financial Accounting Standards Board “(FASB”) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Coastal has two statutory business trusts, one of which was formed subsequent to January 31, 2003, for the sole purpose of issuing trust preferred securities as further described in Note 7 to the accompanying consolidated financial statements. FIN 46 was revised and reissued in December 2003.

On December 31, 2003, Coastal retroactively implemented FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, resulting in the deconsolidation of Coastal Capital Trust I and Coastal Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. The implementation of this Interpretation resulted in Coastal Bancorp, Inc’s investment in the common equity of the two trusts being included in the consolidated statements of financial condition as other assets and subordinated debentures and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as interest income and expense.

Treasury Stock
On August 27, 1998, December 21, 1998, February 25, 1999, April 27, 2000, July 27, 2000 and April 25, 2002, the Board of Directors authorized six separate repurchase plans for up to 500,000 shares each of the outstanding shares of common stock through an open-market repurchase program and privately negotiated repurchases, if any. As of March 31, 2004, a total of 2,752,575 shares had been repurchased under all of the authorized repurchase plans.

As of March 31, 2004, 2,746,110 shares of common stock were held in treasury at an average price of $19.53 per share for a total cost of $53.6 million. Book value per common share at March 31, 2004 was $25.66.

Common Stock Dividends
On July 31, 2003, Coastal announced an increase in its quarterly common stock dividend from $0.12 to $0.15 per common share. Future dividend increases will be determined by the Board of Directors based upon Coastal's results of operations and financial condition, in addition to general economic and other factors.

Stock Options
Statement of Financial Accounting Standards No. 148 ("Statement 148") "Accounting for Stock-Based Compensation – Transition and Disclosure" was issued in December 2002. Statement 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Coastal has adopted the disclosure provisions included in Statement 148 in the notes to the consolidated financial statements for the three months ended March 31, 2004 and 2003 contained herein.

As provided by Statement 123, Coastal accounts for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, no stock-based compensation expense is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per share as if Coastal had applied the fair value recognition provisions of Statement 123 as amended by Statement 148.

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except per share data)
Net income available to common stockholders, as reported	$4,112	$3,058
Deduct: Total stock-based compensation expense determined
under the fair value based method for all awards,
net of related tax effects	(30)	(49)

Proforma net income available to common stockholders	$4,082	$3,009

Earnings per common share:
Basic – as reported	$0.78	$0.59

Basic – proforma	$0.77	$0.58

Diluted – as reported	$0.75	$0.57

Diluted – proforma	$0.74	$0.56

(2) Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements include the accounts of Coastal Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiary, Coastal Banc Holding Company, Inc. (collectively "Coastal"). Coastal Banc Holding Company Inc.'s wholly-owned subsidiaries are Coastal Banc ssb, Coastal Banc Capital Corp. and Coastal Banc Mortgage Corp. Coastal Banc ssb's wholly-owned subsidiaries are CoastalBanc Financial Corp. and Coastal Banc Insurance Agency, Inc. (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
(3) Mortgage-backed Securities

Mortgage-backed securities at March 31, 2004 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Agency securities	$432,288	$1,789	$(327)	$433,750
CMOs – Non-agency	66,731	7	(469)	66,269
Non-agency securities	1,502	22	-	1,524

	$500,521	$1,818	$(796)	$501,543

As overall interest rates increase, the fair value of Coastal's mortgage-backed securities could be negatively affected by decreasing any unrealized gains and possibly resulting in additional net unrealized losses in future periods.

Mortgage-backed securities at December 31, 2003 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
Agency securities	$432,065	$888	$(1,771)	$431,182
CMOs – Non-agency	72,315	-	(721)	71,594
Non-agency securities	1,603	23	-	1,626

	$505,983	$911	$(2,492)	$504,402

An analysis of gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004 is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agency securities	$144,032	$(327)	$--	$--	$144,032	$(327)
CMOs – Non-agency	49,970	(469)	--	--	49,970	(469)

	$194,002	$(796)	$--	$--	$194,002	$(796)

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
(4) Loans Receivable

Loans receivable at March 31, 2004 and December 31, 2003 were as follows (dollars in thousands):

	March 31, 2004	December 31, 2003

Real estate mortgage loans:
First-lien mortgage, primarily residential	$968,947	$1,007,566
Commercial	380,665	360,858
Multifamily	110,494	107,903
Residential construction	111,992	114,445
Acquisition and development	129,423	134,179
Commercial construction	175,529	183,273
Commercial, financial and industrial	177,512	175,869
Loans secured by deposits	12,662	13,019
Consumer and other loans	32,779	32,594

Loans in process	(116,633)	(132,072)
Allowance for loan losses	(19,585)	(19,389)
Unearned interest and loan fees	(3,059)	(3,134)
Premium on purchased loans, net	6,602	6,813

	$1,967,328	$1,981,924

Weighted average yield	4.86%	4.94%

At March 31, 2004, Coastal had outstanding commitments to originate or purchase $16.8 million of real estate mortgage and other loans and had commitments under lines of credit to originate primarily construction and other loans of approximately $158.5 million. In addition, at March 31, 2004, Coastal had $15.2 million of outstanding standby letters of credit. Management anticipates the funding of these commitments through normal operations.

Standby letters of credit are written for conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At March 31, 2004, the maximum potential amount of future payments under standby letters of credit was $15.2 million. As of March 31, 2004, the fair value of these guarantees, which is the liability recorded when fees are collected, was immaterial to the consolidated financial statements.

At March 31, 2004 and December 31, 2003, the carrying value of loans that were considered to be impaired totaled approximately $7.0 million and $7.3 million, respectively, and the related allowance for loan losses on those impaired loans totaled $1.9 million and $1.9 million at March 31, 2004 and December 31, 2003, respectively. Of the impaired loans outstanding, two loans with a balance of $83,000 at March 31, 2004 and three loans with a balance of $332,000 at December 31, 2003 did not have specific portions of the allowance for loan losses allocated to them at each respective date. The average recorded investment in impaired loans during the three months ended March 31, 2004 and 2003 was $7.0 million and $8.2 million, respectively.

An analysis of activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,

	2004	2003

Balance, beginning of period	$19,389	$18,118
Provision for loan losses	450	900
Charge-offs	(392)	(908)
Recoveries	138	191

Balance, end of period	$19,585	$18,301

Coastal services for others loans receivable which are not included in the Consolidated Financial Statements. The total amounts of such loans were $166.6 million and $209.0 million at March 31, 2004 and December 31, 2003, respectively.

Coastal Bancorp, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
(5) Deposits

Deposits, their stated rates and the related weighted average interest rates, at March 31, 2004 and December 31, 2003, are summarized below (dollars in thousands). Effective January 1, 1998, Coastal implemented a program whereby a portion of the balances in noninterest-bearing and interest-bearing checking accounts is reclassified to money market demand accounts under Federal Reserve Regulation D. The amount of such reclassification, reflected in the following table, was approximately $237.0 million ($131.2 million from noninterest-bearing and $105.8 million from interest-bearing) at March 31, 2004 and $261.2 million ($151.2 million from noninterest-bearing and $110.0 million from interest-bearing) at December 31, 2003.

	Stated Rate	March 31, 2004	December 31, 2003

Noninterest-bearing checking	0.00%	$73,023	$60,793
Interest-bearing checking	0.00 - 1.00	19,141	18,625
Savings accounts	0.25 - 1.24	46,063	45,459
Money market demand accounts	0.00 - 2.13	629,390	621,571

		767,617	746,448

Certificate accounts	Less than 2.00	465,424	442,044
	2.00 - 2.99	236,659	275,106
	3.00 - 3.99	138,247	138,779
	4.00 - 4.99	47,124	47,108
	5.00 - 5.99	22,791	23,769
	6.00 - 6.99	2,235	2,858
	7.00 - 7.99	19	19

		912,499	929,683

		$1,680,116	$1,676,131

Weighted average interest rate		1.63%	1.64%

Prior to the reclassification as discussed above, noninterest-bearing checking accounts, interest-bearing checking accounts and money market demand accounts were as follows at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Noninterest-bearing checking	$204,258	$212,003
Interest-bearing checking	124,928	128,610
Money market demand accounts	392,368	360,376

The scheduled maturities of certificate accounts outstanding at March 31, 2004 were as follows (in thousands):

March 31, 2004

0 through 12 months	$660,585
13 through 24 months	170,516
25 through 36 months	17,212
37 through 48 months	35,531
49 through 60 months	28,558
Over 60 months	97

$912,499

(6) Advances from the FHLB

The weighted average interest rates on advances from the FHLB at March 31, 2004 and December 31, 2003 were 1.91% and 2.02%, respectively. The scheduled maturities and related weighted average interest rates on advances from the FHLB at March 31, 2004 are summarized as follows (dollars in thousands):

	Weighted
Due during the year	Average
ending December 31,	Interest Rate	Amount

2004	1.37%	$262,507
2005	2.01	382,564
2006	1.71	115,217
2007	4.38	2,888
2008	3.78	10,913
2009	7.97	3,063
2010	4.78	4,248
2011	6.62	708
2012	5.76	292
2013	5.23	10,521
2014	5.29	3,691
2015	6.65	1,568
2017	5.43	1,958
2018	5.05	1,374

	1.91%	$801,512

Advances from the FHLB are secured by certain first-lien mortgage and multifamily loans and mortgage-backed securities owned by Coastal.

(7) Subordinated Debentures

On December 31, 2003, Coastal retroactively implemented FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, resulting in the deconsolidation of Coastal Capital Trust I and Coastal Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. The implementation of this Interpretation resulted in Bancorp’s $1.9 million investment in the common equity of the two trusts being included in the consolidated statements of financial condition as other assets and subordinated debentures and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as interest income and expense. The increase to other interest income and interest expense totaled $35,000 for the three months ended March 31, 2003.

On June 23, 2003, Coastal, through Coastal Capital Trust II ("CCTII"), issued to a private institutional investor, 10,000 floating rate pooled trust preferred securities ("Trust Preferred Securities II") with a liquidation preference of $1,000 per security. The Trust Preferred Securities II represent an interest in the related junior subordinated debentures of Bancorp, which were purchased by CCTII and have substantially the same payment terms as these Trust Preferred Securities II. The junior subordinated debentures are the only assets of CCTII and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities II. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to LIBOR plus 3.05% and are included in interest expense in the consolidated statements of income.

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

On June 18, 2002, Coastal, through Coastal Capital Trust I ("CCTI"), issued 2,000,000 trust preferred securities ("Trust Preferred Securities I") with a liquidation preference of $25 per security. The Trust Preferred Securities I represent an interest in Bancorp's junior subordinated debentures, which were purchased by CCTI. The junior subordinated debentures are the only assets of CCTI and interest payments from the debentures finance the distributions paid on the Trust Preferred Securities I. Distributions on the debentures are payable quarterly at the annual rate of 9.0% and are included in interest expense in the consolidated statements of income.

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

(8) Earnings Per Share

The following summarizes information related to the computation of basic and diluted earnings per share ("EPS") for the three-month periods ended March 31, 2004 and 2003 (dollars in thousands, except share and per share data):
	Three Months Ended
	March 31,

	2004	2003

Net income	$4,112	$3,685
Preferred stock dividends	-	627

Net income available to common stockholders	$4,112	$3,058

Weighted average number of common shares
outstanding used in basic EPS calculation	5,283,602	5,144,407
Add assumed exercise of outstanding stock
options as adjusted for dilutive securities	225,194	242,159

Weighted average number of common shares
outstanding used in diluted EPS calculation	5,508,796	5,386,566

Basic EPS	$0.78	$0.59

Diluted EPS	$0.75	$0.57

(9) Coastal Bancorp, Inc. Preferred Stock

On May 11, 1999, Coastal Bancorp, Inc. ("Bancorp") issued 1,100,000 shares of 9.12% Series A Cumulative Preferred Stock, no par value, at a price of $25 per share (Nasdaq:CBSAO) to the public ("Bancorp Preferred Stock"). Dividends on the Bancorp Preferred Stock were payable quarterly at the annual rate of $2.28 per share. The preferred stock was callable on May 15, 2003 at Bancorp's option.

With the proceeds from the issuance of the Trust Preferred Securities II (see note 7) and a capital distribution of $17.9 million from the Bank, Bancorp redeemed from the stockholders of record all of the 9.12% Series A Cumulative Preferred Stock on July 31, 2003. The redemption price was $25.19633 per share, which represented the stated value plus an amount equal to accrued but unpaid dividends to the date of redemption.

Pursuant to Coastal's tax benefit agreement with the FRF, Coastal received a tax benefit for dividends paid on this preferred stock. This benefit ceased upon the redemption of the Bancorp Preferred Stock. The benefit amounted to a reduction in Coastal’s provision for Federal income taxes of $219,000 for the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2004 and 2003 was approximately 35%, excluding this tax benefit in 2003.

(10) Statutory Capital Requirements

The applicable regulations require federally insured institutions, which are not the highest rated, to have a minimum regulatory tier 1 (core) capital to total assets ratio equal to a minimum of 4.0%, a tier 1 risk-based capital to risk-weighted assets ratio of 4.0% and a total risk-based capital to risk-weighted assets ratio of 8.0%.

At March 31, 2004, the Bank's regulatory capital in relation to its existing regulatory capital requirements for capital adequacy purposes was as follows (dollars in thousands):

			Minimum For Capital		Well-Capitalized
	Actual		Adequacy Purposes		Requirements

Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 (core)	$169,462	6.35%	$106,812	4.00%	$133,515	5.00%
Tier 1 risk-based	169,462	9.28	73,005	4.00	109,507	6.00
Total risk-based	189,046	10.36	146,009	8.00	182,511	10.00

As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 (core), Tier 1 risk-based and total risk-based ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the institution's category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 2, 2003 Coastal announced that it had signed a definitive merger agreement with Hibernia Corporation (NYSE: HIB) (“Hibernia”) pursuant to which Hibernia would acquire Coastal by means of a merger and pay cash in the amount of $41.50 per share for each outstanding share of Coastal common stock and $41.50 less the exercise price for each option to acquire a share of Coastal common stock. The required regulatory approvals have been granted. Coastal’s shareholders voted in favor of the merger at the annual meeting held on April 22, 2004. If all other customary conditions are met, the merger is expected to close on May 12, 2004.

Financial Condition

Total assets increased slightly by $15.4 million from December 31, 2003 to March 31, 2004. The net increase was primarily due to increases of $27.3 million in loans receivable held for sale and $14.3 million in federal funds sold, offset by decreases of $14.6 million in loans receivable and $5.4 million in cash and cash equivalents when comparing the two periods. There were also small changes in other asset categories. The increase in loans receivable held for sale was due to the purchase of $35.0 million in mortgage loans held for sale in March of 2004, offset by the sale in February 2004 of $8.0 million of mortgage loans held for sale purchased in December of 2003. The decrease in loans receivable was due to principal payments received that more than offset the purchases and production during the period.

From December 31, 2003 to March 31, 2004, total liabilities increased by $9.3 million primarily due to deposit growth and borrowing to fund asset purchases. When comparing the two periods, deposits increased $4.0 million and advances from the FHLB increased $1.6 million. There were also small changes in other liability categories. Stockholders' equity increased $6.1 million from December 31, 2003 to March 31, 2004 primarily as a result of net income, offset by dividends declared, and a $1.8 million increase in accumulated other comprehensive gain on securities available-for-sale.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

General

For the three months ended March 31, 2004, net income available to common stockholders was $4.1 million compared to $3.1 million for the three months ended March 31, 2003. The $1.0 million increase was primarily due to the following: a $277,000 increase in net interest income, a $450,000 decrease in the provision for loan losses, a $222,000 decrease in noninterest expense and a $45,000 increase in noninterest income, offset by a $567,000 increase in the provision for Federal income taxes. In addition, dividends on preferred stock decreased $627,000 due to the July 31, 2003 redemption of the 9.12% Series A Cumulative Preferred Stock of Coastal Bancorp, Inc.

Interest Income

Interest income decreased $1.0 million to $28.6 million for the three months ended March 31, 2004 from $29.6 million for the three months ended March 31, 2003. This decrease was due primarily to principal paydowns, amortization of related premiums and the replacement of assets at lower yields (interest rates). The decrease was comprised of a $942,000 decrease in interest income on loans receivable, a $21,000 decrease in interest income on mortgage-backed securities and a $56,000 decrease in interest income on FHLB stock, federal funds sold and other interest-earning assets.

When comparing the quarter ended March 31, 2004 to the same period in 2003, average interest-earning assets increased $209.6 million while the average yield decreased 0.58% to 4.39% in 2004 from 4.97% in 2003. The $209.6 million increase in average interest-earning assets consisted primarily of a $142.2 million increase in the average balance of loans receivable and a $53.4 million increase in the average balance of mortgage-backed securities available-for-sale. The 0.58% decrease in the average yield was primarily due to decreases of 0.60% and 0.34% in the average yield on loans receivable and mortgage-backed securities, respectively. The average yield on loans receivable decreased to 4.90% from 5.50% and the average yield on mortgage-backed securities available-for-sale decreased to 2.80% from 3.14%, when comparing the quarter ended March 31, 2004 to the same period in 2003.

During 2003, Coastal experienced significant principal paydowns on its mortgage-backed securities and single-family mortgage loans receivable portfolios due to the continuing low market rates of interest and the resulting refinancings of mortgage assets. Since the majority of Coastal's single-family mortgage assets have been acquired primarily through bulk purchases at a premium, the significant paydowns resulted in greater premium amortization (and therefore a lower yield) on those purchased assets. While Coastal purchased mortgage-backed securities and single-family mortgage loans receivable to replace the paid down assets, the purchased assets were at lower interest rates due to the lower market rates of interest.

Interest Expense

Interest expense on interest-bearing liabilities was $12.1 million for the three months ended March 31, 2004, as compared to $13.4 million for the same period in 2003. The decrease in interest expense was again primarily due to the lower overall market rates of interest, offset by the increase in interest expense due to increased liabilities.

When comparing the two periods, the average rate paid on interest-bearing liabilities decreased 0.46% to 2.07% for the three months ended March 31, 2004 from 2.53% for the same period in 2003 while average interest-bearing liabilities increased by $208.4 million. The 0.46% decrease in the average rate paid on interest-bearing liabilities was due primarily to a 0.43% decrease in the average rate paid on deposits and a 0.56% decrease in the average rate paid on advances from the FHLB. The increase in average interest-bearing liabilities consisted primarily of increases of $153.2 million in advances from the FHLB to fund purchases of mortgage loans and mortgage-backed securities, $44.9 million in the average balance of deposits due to deposit growth and $10.3 million in subordinated debentures due to the issuance in June of 2003.

Net Interest Income

Net interest income was $16.4 million for the three months ended March 31, 2004 compared to $16.2 million for the same period in 2003. As discussed above, the increase was due primarily to principal paydowns, amortization of related premiums and the replacement of assets at lower yields (interest rates). Net interest margin ("Margin") was 2.53% for the three months ended March 31, 2004 compared to 2.71% for the three months ended March 31, 2003. Margin represents net interest income as a percentage of average interest-earning assets. Net interest spread ("Spread"), defined to exclude noninterest-bearing deposits, decreased to 2.32% for the three months ended March 31, 2004 from 2.44% for the three months ended March 31, 2003. Management also calculates an alternative Spread which includes noninterest-bearing deposits. Under this calculation, the alternative Spreads for the three months ended March 31, 2004 and 2003 were 2.48% and 2.63%, respectively. Margin and Spread are affected by the changes in the amount and composition of interest-earning assets and interest-bearing liabilities. When comparing the two periods, average interest-earning assets increased $209.6 million and average interest-bearing liabilities increased $208.4 million in the 2004 period.

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

Provision for Loan Losses and the Allowance for Loan Losses - Critical Accounting Policy

During the quarter ended March 31, 2004, Coastal recorded a provision for loan losses of $450,000 compared to $900,000 for the same period in 2003. The provision recorded in the first quarter of 2004 is less than the amount recorded in the first quarter of 2003 based upon the current level of unallocated reserves and the decrease in nonperforming loans. At March 31, 2004, the allowance for loan losses as a percentage of total loans (excluding loans held for sale which are recorded at the lower of cost or fair value) was 1.00% compared to 0.98% at December 31, 2003. At March 31, 2004, Coastal had nonperforming loans totaling $14.9 million, which was a decrease of $5.3 million, or 26%, when compared to December 31, 2003. This decrease was primarily a result of the decrease in nonperforming first lien residential (single-family) mortgage loans. Nonperforming loans are those loans on nonaccrual status as well as those loans greater than ninety days delinquent and still accruing interest. At March 31, 2004, nonperforming assets (which include nonperforming loans, real estate owned and repossessed assets) were $17.4 million and the ratio of nonperforming assets to total assets was 0.64%, compared to 0.85% at December 31, 2003. At March 31, 2004, the allowance for loan losses as a percentage of nonperforming loans (excluding nonperforming loans held for sale which are recorded at the lower of cost or fair value) was 131.07% compared to 95.66% at December 31, 2003.

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

Noninterest Income

For the three months ended March 31, 2004, noninterest income amounted to $4.0 million, a slight increase of $45,000, when compared to the three months ended March 31, 2003. The $45,000 increase in noninterest income was comprised of the following: a $244,000 increase in the gain on sale of real estate owned, a $200,000 increase in the gain on sale of mortgage-backed securities available for sale, a $188,000 increase in the gain on sale of repossessed assets due to the sale of one asset during the first quarter of 2004, a $113,000 increase in other noninterest income and a $25,000 increase in loan fees, largely offset by a $716,000 decrease in the gain on sale of loans held for sale, due to gains of $734,000 in the quarter ended March 31, 2003, compared to $18,000 in the quarter ended March 31, 2004 and a $9,000 decrease in service charges on deposit accounts. The $734,000 gain on sale of loans held for sale during the first quarter of 2003 was due to the sale of mortgage loans held for sale that were purchased in packages with the intention to resell all or part of the loans to third party investors.

Noninterest Expense

For the three months ended March 31, 2004, noninterest expense decreased $222,000 to $13.7 million from $13.9 million for the three months ended March 31, 2003. When comparing the three months ended March 31, 2004 to the same period in 2003, the $222,000 net decrease in noninterest expense was comprised of a decrease in compensation, payroll taxes and benefits of $174,000, a decrease of $201,000 in other noninterest expense, due largely to a decrease of $119,0000 in expenses related to loans, repossessed assets and real estate owned and a $4,000 decrease in postage and delivery expense. These decreases were somewhat offset by increases of $72,000 in office occupancy, $46,000 in data processing and $39,000 in advertising.

Provision for Federal Income Taxes

The provision for Federal income taxes for the three months ended March 31, 2004 was $2.2 million compared to $1.7 million for the three months ended March 31, 2003. The $567,000 increase was due to the increased amount of income before provision for Federal income taxes, with the effective tax rate for the periods being approximately 35% for three months ended March 31, 2004 and 31% for the same period in 2003. As discussed in the notes to the Consolidated Financial Statements, Coastal received a tax benefit for the dividends paid on the Bancorp Preferred Stock pursuant to an agreement with the FDIC. The provision for Federal income taxes for the quarter ended March 31, 2003 included a tax benefit of $219,0000. This benefit ceased upon redemption of the Bancorp Preferred Stock on July 31, 2003.

Liquidity and Capital Resources

Coastal's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, principal payments on loans receivable and mortgage-backed securities and other types of borrowings. Coastal uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase loans receivable and mortgage-backed securities, fund existing and continuing loan commitments, maintain its liquidity, meet operating expenses and fund dividends and stock purchases and acquisitions of other banks and thrifts, either on a branch office or whole bank acquisition basis. At March 31, 2004, Coastal had binding commitments to originate or purchase loans totaling approximately $16.8 million and had $116.6 million of undisbursed loans in process. The scheduled maturities of certificates of deposit during the 12 months following March 31, 2004, totaled $660.6 million at March 31, 2004. Management believes that Coastal has adequate resources to fund all of its commitments.

During the three months ended March 31, 2004, Coastal opened a new branch in The Woodlands, Texas. As of March 31, 2004, Coastal operated 44 retail banking offices in Texas cities, including Houston, Austin, Corpus Christi, the Rio Grande Valley and small cities in the southeast quadrant of Texas.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Form 10-Q should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto.

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of Coastal, the occurrence of which involve certain risks and uncertainties detailed in Coastal's filings with the Securities and Exchange Commission ("SEC"). Such discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of Coastal, that could cause actual results to differ materially include, but are not limited to: risks related to changes in market rates of interest, changes in our loan portfolio, including the risks associated with our non-traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial real estate, commercial business and commercial construction loans), the possibility that Coastal's allowance for loan losses proves to be inadequate, Coastal's ability to attract core deposits, the concentration of Coastal's loan portfolio in Texas and California to the extent that the economies of those states experience problems, the risk that the merger with Hibernia will not be completed, continuing interest margin compression, changes in the volume of loan originations or purchases, the timing of repayments and prepayments of loans, changes in business strategies, changes in general market rates of interest and in economic and business conditions and changes in the laws and regulations applicable to Coastal; and other factors as discussed in Coastal's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 12, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Coastal's interest rate risk position since December 31, 2003. Coastal's principal market risk exposure is to interest rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Coastal is, and has been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of its operations. Based on the facts currently available to management, management believes that the matters pending at March 31, 2004 are without merit, or will be covered by insurance and any other matters are of such amounts, which upon resolution, are not likely to have a material adverse effect on Coastal's consolidated financial condition, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K.
1) Form 8-K filed with the SEC on January 16, 2004 concerning the announcement that Coastal Bancorp, Inc. issued a press release after the market closed on January 15, 2004 regarding the results of operations and financial condition for the quarterly period ended December 31, 2003.

2) Form 8-K/A filed with the SEC on January 16, 2004 concerning the announcement that Coastal Bancorp, Inc. issued a press release after the market closed on January 15, 2004 regarding the results of operations and financial condition for the quarterly period ended December 31, 2003.

3) Form 8-K filed with the SEC on January 20, 2004 concerning the announcement that the Company held a web cast on January 16, 2004 to discuss the press release issued after the market close on January 15, 2004 regarding the results of operations and financial condition for the quarterly period ended December 31, 2003.

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

Dated: 4/30/04                       By   /s/ Manuel J. Mehos
Manuel J. Mehos
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Dated: 4/30/04                        By   /s/ Catherine N. Wylie
 Catherine N. Wylie
 Chief Financial Officer
 (Principal Financial and
 Accounting Officer)